Form 10-Q
period 2016-09-30
Parkway, Inc.
filed 2016-11-14
CIK 1677761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended September 30, 2016
or
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition Period from_______to_______
Commission File Number 001-37819
Parkway, Inc.

(Exact name of registrant as specified in its charter)

Maryland	61-1796261
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

San Felipe Plaza
5847 San Felipe Street, Suite 2200
Houston, Texas 77057
(Address of principal executive offices) (Zip Code)

(346) 200-3100
(Registrant's telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑*
* The registrant became subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, on September 21, 2016.
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 49,110,645 shares of common stock, $0.001 par value, and 858,417 shares of limited voting stock, $0.001 par value, outstanding at November 7, 2016.

EXPLANATORY NOTE

This quarterly report of Parkway, Inc. (the “Company”) includes the financial statements of both the Company, as of and for the three months ended September 30, 2016 and the period from June 29, 2016 (date of capitalization) to September 30, 2016, and the Company’s predecessors, Parkway Houston and Cousins Houston, as of and for the three and nine months ended September 30, 2016. “Parkway Houston” is the portion of the Houston Business (as defined below) previously owned and operated by Parkway Properties, Inc. (“Legacy Parkway”), including Legacy Parkway’s fee-based real estate services and certain other assets previously owned by Legacy Parkway. “Cousins Houston” is the portion of the Houston Business previously owned and operated by Cousins Properties Incorporated (“Cousins”). “Houston Business” is the portion of the combined businesses of Legacy Parkway and Cousins relating to the ownership of real properties in Houston Texas, together with Legacy Parkway’s fee-based real estate services, which was contributed to the Company pursuant to the Separation (as defined below). Parkway Houston and Cousins Houston were not operated by Legacy Parkway or Cousins as stand-alone businesses.

On October 6, 2016, Legacy Parkway merged with and into Clinic Sub Inc., a wholly owned subsidiary of Cousins, with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). The Merger was consummated pursuant to that certain Agreement and Plan of Merger, dated April 28, 2016 (the “Merger Agreement”), by and among Cousins, Clinic Sub Inc., Legacy Parkway and Parkway Properties LP (“Parkway LP”). Following the consummation of the Merger on October 6, 2016, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services, from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “Reorganization”) pursuant to which the Houston Business was transferred to the Company, and the remainder of the combined business was transferred to Cousins Properties LP, a Delaware limited partnership (“Cousins LP”), the operating partnership of Cousins. On October 7, 2016, following the Separation and Reorganization, Cousins completed the spin-off of the Company, by distributing all of the Company’s outstanding shares of common and limited voting stock to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). The Spin-Off was consummated pursuant to the Merger Agreement and that certain Separation, Distribution and Transition Services Agreement, dated October 5, 2016, by and among the Company, Parkway LP, Cousins, Cousins LP and certain other parties (the “Separation, Distribution and Transition Services Agreement”).

The financial statements of the Company covered in this report present the financial condition of the Company as of September 30, 2016, which is prior to consummation of the Separation, the Reorganization and the Spin-Off. Therefore, the discussion of the Company’s results of operations, cash flows and financial condition set forth in this report is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company. Moreover, the combined financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Separation, the Reorganization and the Spin-Off.

PARKWAY, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED SEPTEMBER 30, 2016

Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q contain forward-looking statements within the meaning of the federal securities laws. Certain statements that are not in the present or past tense or that discuss our expectations (including any use of the words “anticipate,” “assume,” “believe,” “estimate,” “expect,” “forecast,” “guidance,” “intend,” “may,” “might,” “outlook,” “project,” “should” or similar expressions) are intended to identify such forward-looking statements, which generally are not historical in nature. The matters discussed in these forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results to differ materially from those projected, anticipated or implied in the forward-looking statements.

Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to:

●	our lack of operating history as an independent company;

●	conditions associated with our primary market, including an oversupply of office space, customer financial difficulties and general economic conditions;

●	that certain of our properties represent a significant portion of our revenues and costs;

●	that the Spin-Off will not qualify for tax-free treatment;

●	our ability to meet mortgage debt obligations on certain of our properties;

●	the availability of refinancing current debt obligations;

●	potential co-investments with third-parties;

●	changes in any credit rating we may subsequently obtain;

●	changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;

●	the actual or perceived impact of global and economic conditions;

●	declines in commodity prices, which may negatively impact the Houston, Texas market;

●	the concentration of our customers in the energy sector;

●	the demand for and market acceptance of our properties for rental purposes;

●	our ability to enter into new leases or renewal leases on favorable terms;

●	the potential for termination of existing leases pursuant to customer termination rights;

●	the amount, growth and relative inelasticity of our expenses;

●	risks associated with the ownership and development of real property;

●	termination of property management contracts;

●	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

●	the outcome of claims and litigation involving or affecting the Company;

●	the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate the assets and related operations acquired in such transactions after closing;

●	applicable regulatory changes;

●	risks associated with acquisitions, including the integration of the Houston Business;

●	risks associated with the fact that our historical and predecessors' financial information may not be a reliable indicator of our future results;

●	risks associated with achieving expected synergies or cost savings;

●	risks associated with the potential volatility of our common stock; and

●	other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” of our Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 28, 2016, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.
.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARKWAY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

	September 30, 2016	June 29, 2016 (date of capitalization)
Assets
Cash and cash equivalents	$4,714	$1
Other assets	375,718	—
Total assets	$380,432	$1

Liabilities
Accrued liabilities	$1,370,250	$—

Stockholder's Equity
Common stock ($0.001 par value, 100,000 shares authorized, 1,000 issued and outstanding)	1	1
Additional paid-in capital	4,382,197	—
Accumulated deficit	(5,372,016)	—
Total stockholder's equity	(989,818)	1
Total liabilities and stockholder's equity	$380,432	$1

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(unaudited)

For the Three Months Ended September 30, 2016 and the Period from June 29, 2016 (date of capitalization) to September 30, 2016
Expenses
General and administrative	$5,372,016
Net loss	$(5,372,016)

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
(unaudited)

	Common Stock	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity
Balance at June 29, 2016 (date of capitalization)	$1	$—	$—	$1
Net loss	—	—	(5,372,016)	(5,372,016)
Capital contributions	—	4,382,197	—	4,382,197
Balance at September 30, 2016	$1	$4,382,197	$(5,372,016)	$(989,818)

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)

Period from June 29, 2016 (date of capitalization) to September 30, 2016
Operating activities
Net loss	$(5,372,016)
Adjustments to reconcile net loss to cash used in operating activities:
Non-cash operating activities paid by Legacy Parkway	4,189,548
Change in accrued liabilities	1,157,180
Cash used in operating activities	(25,288)

Financing activities
Capital contributions	30,001
Cash provided by financing activities	30,001
Change in cash and cash equivalents	4,713
Cash and cash equivalents at beginning of period	1
Cash and cash equivalents at end of period	$4,714

Supplemental schedule of non-cash investing and financing activity:
Other assets acquired via capital contribution and accounts payable	$375,718

See notes to consolidated financial statements.

PARKWAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 1—Organization

Parkway, Inc. (the "Company") was incorporated as a Maryland corporation on June 3, 2016 and was capitalized on June 29, 2016. As of September 30, 2016, the Company’s sole stockholder was Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”).

On April 28, 2016, the board of directors of Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and the board of directors of Legacy Parkway, each approved an Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”). On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “Reorganization”) pursuant to which the Houston Business was transferred to the Company. On October 7, 2016, Cousins completed the Spin-Off of the Company by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”).

Following the Merger and Spin-Off, the Company owns and operates five office assets with 8.7 million rentable square feet (unaudited) in the Galleria, Greenway and Westchase submarkets of Houston, Texas. In addition, the Company operates the Third-Party Services Business through a wholly owned subsidiary, Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which in total managed and/or leased approximately 4.0 million square feet (unaudited) for primarily third-party owners as of September 30, 2016.

As of September 30, 2016, the Company had not conducted any business as a separate company other than start-up related activities.

Note 2—Basis of Presentation

Basis of Presentation

The accompanying financial statements have been prepared by the Company's management (“management”) in accordance with accounting principles generally accepted in the United States (“GAAP”). In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.

For periods presented prior to the date of the Spin-Off, the historical consolidated financial results for the Company reflect charges for certain costs related to the Spin-Off which were incurred directly by the Company, or by Legacy Parkway, on the Company's behalf, and, to the extent such amounts were paid by Legacy Parkway, are reflected as equity contributions. In each case, these charges were allocated to the Company based on an analysis of key metrics such as leasable square feet or personnel hours, and accordingly, the Company believes the allocations are reasonable. Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as an independent, stand-alone public company.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results may differ from these estimates and assumptions.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less to be cash equivalents.

Capitalization of Costs

Costs related to planning and pre-development are capitalized in Other Assets.

Note 3—Stockholder's Equity

The Company was capitalized with the issuance of 1,000 shares of common stock, $0.001 par value per share, to Legacy Parkway for a total of $1.00. Certain start-up and Spin-Off costs were incurred and paid on the Company's behalf by Legacy Parkway and are reflected as equity contributions.

In September 2016, the Company adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to the Company's employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of common stock; or (viii) cash. The 2016 Plan permits the grant of awards with respect to 6,002,596 shares of the Company's common stock, which is equal to the sum of (i) 5,000,000 shares, plus (ii) any shares of the Company's common stock issuable pursuant to awards resulting from awards originally granted under the Parkway Properties, Inc. and Parkway Properties LP 2015 Omnibus Equity Incentive Plan (as successor to the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan) that were outstanding immediately prior to the Spin-Off, converted into awards with respect to shares of Cousins’ common stock pursuant to the Merger Agreement and further converted into awards with respect to shares of the Company's common stock pursuant to and as described in that certain Employee Matters Agreement, dated October 5, 2016, by and among the Company, Parkway Operating Partnership LP, a Delaware limited partnership (the “Operating Partnership”), Cousins and certain other parties, which was entered into in connection with the Spin-Off.

Note 4—Income Taxes

The Company intends to elect to be taxed as a real estate investment trust (“REIT”) under Sections 856 through 859 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the Company's taxable year commencing on the day prior to the Spin-Off and ending December 31, 2016. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain to its stockholders. As a REIT, the Company generally will not be subject to corporate level U.S. federal income tax on taxable income it distributes currently to its stockholders. Through October 6, 2016, the Company was a qualified REIT subsidiary generally not subject to U.S. federal income taxes as all of the taxable income and deductions were treated as if realized by the REIT stockholder directly.

Note 5—Subsequent Events

The Merger, the Separation and the Reorganization were consummated on October 6, 2016, and the Spin-Off was completed on October 7, 2016.

In connection with the Separation and the Reorganization, on October 6, 2016, the Company and the Operating Partnership, as borrower, entered into a credit agreement providing for (i) a three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (ii) a three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Facilities”), with Bank of America, N.A., as Administrative Agent and the lenders party thereto (collectively, the “Lenders”).

The Facilities each have an initial maturity date of October 6, 2019, but are subject in each case to a one-year extension option at the election of the Operating Partnership. The exercise of the extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions. The credit agreement also permits the Operating Partnership to utilize up to $15 million of the Revolving Credit Facility for the issuance of letters of credit. Interest on the Facilities will accrue at a rate based on LIBOR or a base rate, in each case, plus an applicable margin. The Facilities will be prepayable at the election of the borrower (upon not less than three business days’ written notice to the administrative agent) without premium or penalty (other than customary breakage fees), and will not require any scheduled repayments of principal prior to the maturity date. The Facilities are guaranteed pursuant to a Guaranty Agreement entered into on October 6, 2016, by the Company, all wholly owned material subsidiaries of the Operating Partnership that are not otherwise prohibited from guarantying the Facilities, Parkway Properties General Partners, Inc. and Parkway Properties LP.

As of October 6, 2016, no amounts had been drawn on the Revolving Credit Facility and the Term Loan was fully funded. In connection with the Separation and Reorganization, the Company contributed approximately $167 million of the proceeds of the Term Loan, directly or indirectly, to Cousins Properties LP, which used such funds to repay certain indebtedness of Cousins and its subsidiaries, including Legacy Parkway’s previously-existing credit facilities. The Operating Partnership has retained the remaining proceeds of the Term Loan as working capital that will be used for the general corporate purposes of the Operating Partnership.

In connection with the Spin-Off on October 7, 2016, the Company entered into a Stockholders Agreement with TPG VI Pantera Holdings, L.P. (“TPG Pantera”) and TPG VI Management, LLC (“TPG Management,” and together with TPG Pantera, the “TPG Parties”), in order to establish various arrangements and restrictions with respect to governance of the Company and certain rights with respect to common stock of the Company owned by the TPG Parties.

PARKWAY HOUSTON
COMBINED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2016	December 31, 2015
Assets
Real estate related investments:
Office properties	$831,811	$818,594
Accumulated depreciation	(86,179)	(65,941)
Total real estate related investments, net	745,632	752,653

Cash and cash equivalents	11,792	11,961
Receivables and other assets	79,667	76,300
Intangible assets, net	17,872	24,439
Management contract intangibles, net	—	378
Total assets	$854,963	$865,731

Liabilities
Mortgage notes payable, net	$276,744	$396,901
Accounts payable and other liabilities	30,128	36,299
Below market leases, net of accumulated amortization of $41,376 and $36,175, respectively	18,264	23,465
Total liabilities	325,136	456,665

Equity
Legacy Parkway equity	529,827	409,066
Total liabilities and equity	$854,963	$865,731
See notes to combined financial statements.

PARKWAY HOUSTON
COMBINED STATEMENTS OF OPERATIONS
(In thousands)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues
Income from office properties	$26,496	$28,851	$82,275	$80,731
Management company income	1,161	2,225	3,753	7,748
Sale of condominium units	—	1,209	—	11,045
Total revenues	27,657	32,285	86,028	99,524

Expenses
Property operating expenses	12,760	12,807	39,127	35,400
Management company expenses	906	2,238	2,912	7,812
Cost of sales - condominium units	—	988	—	11,079
Depreciation and amortization	9,309	14,006	30,314	40,634
General and administrative	1,894	1,634	4,787	4,821
Total expenses	24,869	31,673	77,140	99,746
Operating income (loss)	2,788	612	8,888	(222)
Other income and expenses
Interest and other income	61	62	192	184
Gain on extinguishment of debt	—	—	154	—
Interest expense	(2,899)	(4,018)	(9,854)	(12,094)
Loss before income taxes	(50)	(3,344)	(620)	(12,132)
Income tax expense	(353)	(441)	(1,113)	(802)
Net loss	(403)	(3,785)	(1,733)	(12,934)
Net loss attributable to noncontrolling interests	—	—	—	7
Net loss attributable to Parkway Houston	$(403)	$(3,785)	$(1,733)	$(12,927)
See notes to combined financial statements.

PARKWAY HOUSTON
COMBINED STATEMENT OF CHANGES IN EQUITY
(In thousands)
(unaudited)

Parkway Equity
Balance at December 31, 2015	$409,066
Net loss	(1,733)
Contributions from Legacy Parkway, net	122,494
Balance at September 30, 2016	$529,827
See notes to combined financial statements.

PARKWAY HOUSTON
COMBINED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating activities
Net loss	$(1,733)	$(12,934)
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization of office properties	30,314	40,634
Amortization of management contract intangibles, net	378	567
Amortization of below market leases, net	(4,596)	(12,564)
Amortization of financing costs	32	32
Amortization of debt premium, net	(1,687)	(2,980)
Deferred income tax expense (benefit)	566	(176)
Gain on extinguishment of debt	(154)	—
Increase in deferred leasing costs	(6,229)	(7,165)
Changes in operating assets and liabilities:
Change in condominium units	—	9,318
Change in receivables and other assets	(2,015)	(5,412)
Change in accounts payable and other liabilities	(5,971)	(3,974)
Cash provided by operating activities	8,905	5,346
Investing activities
Improvements to real estate	(13,220)	(31,817)
Cash used in investing activities	(13,220)	(31,817)
Financing activities
Principal payments on mortgage notes payable	(118,348)	(4,615)
Change in Legacy Parkway investment, net	122,494	33,823
Distributions to noncontrolling interest holders in properties	—	(901)
Cash provided by financing activities	4,146	28,307
Change in cash and cash equivalents	(169)	1,836
Cash and cash equivalents at beginning of period	11,961	7,992
Cash and cash equivalents at end of period	$11,792	$9,828

Supplemental Cash Flow Information:
Cash paid for interest	$11,878	$15,084
Cash paid for income taxes	1,044	1,577

See notes to combined financial statements.

PARKWAY HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 1—Organization

On April 28, 2016, the board of directors of Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and the board of directors of Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), each approved an Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”). On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “Reorganization”) pursuant to which the Houston Business was transferred to Parkway, Inc. (the “Company”). On October 7, 2016, Cousins completed the Spin-Off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”).

The Company was incorporated as a Maryland corporation on June 3, 2016 and was capitalized on June 29, 2016, and, as of September 30, 2016, the Company’s sole stockholder was Legacy Parkway.

Following the Merger and Spin-Off, the Company owns and operates five office assets with 8.7 million rentable square feet (unaudited) in the Galleria, Greenway and Westchase submarkets of Houston, Texas. In addition, the Company operates the Third-Party Services Business through a wholly owned subsidiary, Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which in total managed and/or leased approximately 4.0 million square feet (unaudited) for primarily third-party owners as of September 30, 2016.

The combined financial statements included herein represent the combined accounts and combined operations of the Houston Business previously owned and operated by Legacy Parkway as of September 30, 2016 (“Parkway Houston”).

Note 2—Basis of Presentation and Consolidation

The accompanying combined financial statements include the accounts of Parkway Houston presented on a combined basis as the ownership interests previously were under common control and ownership of Legacy Parkway during the reported periods. All significant intercompany balances and transactions have been eliminated.

These combined financial statements are derived from the books and records of Legacy Parkway and were carved out from Legacy Parkway at a carrying value reflective of such historical cost in such Legacy Parkway records. Parkway Houston’s historical financial results reflect charges for certain corporate costs and Parkway Houston believes such charges are reasonable; however, such results do not necessarily reflect what Parkway Houston's expenses would have been had Parkway Houston been operating as an independent, stand-alone public company. Costs of the services that were charged to Parkway Houston were based on either actual costs incurred or a proportion of costs estimated to be applicable to Parkway Houston. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if Parkway Houston had been an independent, stand-alone public company during the periods presented or of Parkway Houston's future performance as an independent, stand-alone company.

Parkway Houston is a predecessor, as defined in applicable rules and regulations for the Securities and Exchange Commission, to the Company, which commenced operations on the date of the Spin-Off.

These combined financial statements reflect the consolidation of properties that are wholly owned or properties in which, prior to the Merger, the Separation, the Reorganization and the Spin-off, Legacy Parkway owned less than a 100% interest but that Legacy Parkway controlled. Control of a property is demonstrated by, among other factors, Parkway Houston's ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace Legacy Parkway. Eola, Phoenix Tower, CityWestPlace and San Felipe Plaza were all wholly owned by Legacy Parkway for all periods presented.

Parkway Houston consolidates its Murano residential condominium project which it controls. Parkway Houston’s unaffiliated partner’s interest is reflected on its combined balance sheets under the “Noncontrolling Interests” caption. Parkway Houston’s partner has a stated ownership interest of 27%. Net proceeds from the project will be distributed, to the extent available, based on an order of preferences described in the partnership agreement. Parkway Houston may receive distributions, if any, in excess of its stated 73% ownership interest if certain return thresholds are met.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Although management believes the assumptions and estimates made are reasonable and appropriate, as discussed in the applicable sections throughout these combined financial statements, different assumptions and estimates could materially impact reported results. The current economic environment has increased the degree of uncertainty inherent in these estimates and assumptions; therefore, changes in market conditions could impact Parkway Houston's future operating results. The Company’s most significant estimates relate to impairments on real estate and other assets and purchase price assignments. Actual results may differ from these estimates and assumptions.

Recent Accounting Pronouncements

Adopted

In February 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Updates (“ASU”) No. 2015-02, “Amendments to the Consolidated Analysis.” This update amends consolidation guidance which makes changes to both the variable interest model and the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. Parkway Houston adopted this update on January 1, 2016. The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. This did not have an impact on Parkway Houston’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. Parkway Houston adopted this update on January 1, 2016. Retrospective application of the guidance set forth in this update is required and resulted in the classification of the deferred financing costs within the combined balance sheets as a direct deduction from the carrying amount of debt within total liabilities.

Not Yet Adopted

In 2015, the FASB voted to defer ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. Management is currently assessing the potential impact of adopting the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for Parkway Houston’s fiscal year beginning as early as January 1, 2019 and subsequent interim periods. Management is currently assessing this guidance for future implementation.

Note 3—Real Estate Related Investments, Net

Included in real estate related investments, net are three office assets located in the Galleria, Greenway and Westchase submarkets of Houston, Texas, comprising six buildings and two adjacent parcels of land totaling approximately 3.1 million square feet (unaudited).

Balances of major classes of depreciable assets and their respective estimated useful lives are (in thousands):

Asset Category	Useful Life	September 30, 2016	December 31, 2015
Land	Non-depreciable	$106,323	$106,323
Buildings and garages	40 years	600,562	600,562
Building improvements	7 to 40 years	18,440	14,426
Tenant improvements	Lesser of useful life or term of lease	106,486	97,283
		$831,811	$818,594

Note 4—Mortgage Notes Payable, Net

A summary of mortgage notes payable, net at September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	Fixed	Maturity	September 30,	December 31,
Office Properties	Rate	Date	2016	2015
Phoenix Tower	3.87%	03/01/2023	$77,067	$78,555
CityWestPlace I and II	6.16%	07/06/2016	—	114,460
CityWestPlace III and IV	5.03%	03/05/2020	89,116	90,334
San Felipe Plaza	4.78%	12/01/2018	106,541	107,877
Unamortized premium, net			4,294	5,981
Unamortized debt issuance costs, net			(274)	(306)
Total mortgage notes payable, net			$276,744	$396,901

On April 6, 2016, Legacy Parkway paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II and recognized a gain on extinguishment of debt of $154,000 during the nine months ended September 30, 2016. This paydown has been reflected as a capital contribution for Parkway Houston.

The fair value of mortgage notes payable was $278.4 million and $394.3 million as of September 30, 2016 and December 31, 2015, respectively. The fair value was determined using Level 2 inputs. Level 2 inputs are observable information for similar items in active or inactive markets and appropriately consider counterparty creditworthiness in the valuations.

Note 5—Commitments and Contingencies

Parkway Houston and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Parkway Houston does not believe that any such litigation will materially affect its business or financial condition or operations.

Parkway Houston holds a 1% limited partnership interest (acquired on December 19, 2013) in 2121 Market Street Associates LLC (“2121 Market Street”). A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by Parkway Houston up to a maximum amount of $14.0 million expiring in December 2022.

Note 6—Related Party Transactions

As discussed in Note 1 and Note 2, the accompanying combined financial statements present the operations of Parkway Houston as carved out from the financial statements of Legacy Parkway. Transactions between the entities have been eliminated in the combined presentation. The combined financial statements include payroll costs and benefits for on-site personnel employed by Legacy Parkway. These costs are reflected in property operating expenses on the combined statements of operations. A summary of these for each of the periods presented is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Charged to property operating expense:
Direct payroll charges	$804	$699	$2,411	$1,985
Management fees	703	572	2,137	1,745
Other allocated expenses	359	419	1,130	1,239
Total	$1,866	$1,690	$5,678	$4,969

Lease commissions and development fees paid to Legacy Parkway's personnel and other leasing costs incurred by Parkway Houston are capitalized and amortized over the respective lease term. For the three months ended September 30, 2016 and 2015, Parkway Houston capitalized $144,000 and $255,000, respectively, in commissions and other leasing costs to the properties. For the nine months ended September 30, 2016 and 2015, Parkway Houston capitalized $403,000 and $668,000, respectively, in commissions and other leasing costs to the properties.

The expenses charged to Parkway Houston for these services are not necessarily indicative of the expenses that would have been incurred had Parkway Houston been an independent, stand-alone public company.

On May 18, 2011, Legacy Parkway entered into a contribution agreement pursuant to which Eola contributed its property management company (the “Management Company”) to Legacy Parkway. In connection with the Eola contribution of the Management Company to Legacy Parkway, a subsidiary of Legacy Parkway made a $3.5 million preferred equity investment in an entity 21% owned by Mr. James R. Heistand, and which is included in receivables and other assets on Parkway Houston's combined balance sheets. This investment provides that Legacy Parkway will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. For the three and nine months ended September 30, 2016 and 2015, Parkway Houston received preferred equity distributions on this investment in the aggregate amounts of $61,250 and $183,750, respectively. This preferred equity investment was approved by the board of directors of Legacy Parkway, and recorded as a cost method investment in receivables and other assets on the balance sheets.

Certain of Legacy Parkway's executive officers own interests in properties that are managed and leased by the Management Company. During the three months ended September 30, 2016 and 2015, Parkway Houston recorded approximately $80,000 and $69,000 in management fees, respectively, and $191,000 in reimbursements related to the management and leasing of these assets during the three months ended September 30, 2016 and 2015. During the nine months ended September 30, 2016 and 2015, Parkway Houston recorded approximately $236,000 and $299,000 in management fees, respectively, and $579,000 and $727,000, respectively, in reimbursements related to the management and leasing of these assets.

On September 28, 2016, Eola entered into an agreement and side letter with affiliates of TPG VI Pantera Holdings, L.P. (“TPG Pantera”) and TPG VI Management, LLC (“TPG Management,” and, together with TPG Pantera, the “TPG Parties”) pursuant to which Eola performs property management, accounting and finance services for such TPG Party affiliates at certain assets owned by such TPG Party affiliates (collectively, the “TPG Owner”). The agreement has a one-year term. Pursuant to the agreement and side letter, Eola will receive a monthly management fee equal to approximately 2.5% of the aggregate gross revenues received from the operation of the properties and is reimbursed for certain personnel expenses. Eola has not recorded any management fees or reimbursements related to this agreement for the periods presented.

Note 7—Subsequent Events

The Merger, the Separation and the Reorganization were consummated on October 6, 2016, and the Spin-Off was completed on October 7, 2016.

COUSINS HOUSTON
COMBINED BALANCE SHEETS
(In thousands)
(unaudited)

	September 30, 2016	December 31, 2015
ASSETS
Operating Properties, net of accumulated depreciation of $147,770 and $111,949 in 2016 and 2015 respectively	$1,080,899	$1,086,451
Cash and cash equivalents	59	109
Deferred rents receivable	28,002	22,798
Accounts receivable, net of allowance for doubtful accounts of $304 and $254 in 2016 and 2015, respectively	3,645	4,549
Intangible assets, net of accumulated amortization of $72,683 and $61,567 in 2016 and 2015, respectively	61,050	72,166
Other assets	2,469	2,163
TOTAL ASSETS	$1,176,124	$1,188,236

LIABILITIES AND EQUITY

LIABILITIES
Note payable	$178,471	$180,937
Accounts payable and other liabilities	35,827	47,126
Intangible liabilities, net of accumulated amortization of $24,706 and $20,107 in 2016 and 2015, respectively	36,490	41,089
Other liabilities	2,500	2,212
Total liabilities	253,288	271,364

Commitments and contingencies

EQUITY	922,836	916,872
TOTAL LIABILITIES AND EQUITY	$1,176,124	$1,188,236

See notes to combined financial statements.

COUSINS HOUSTON
COMBINED STATEMENTS OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenues:
Rental property revenues	$46,192	$45,254	$133,888	$133,848
Other	—	176	288	263
	46,192	45,430	134,176	134,111

Costs and Expenses:
Rental property operating expenses	19,758	19,194	56,958	57,236
General and administrative expenses	1,688	1,119	6,665	4,545
Depreciation and amortization	15,221	15,348	46,389	48,442
Interest expense	1,956	1,993	5,896	6,004
Transaction costs	494	—	494	—
	39,117	37,654	116,402	116,227
Net Income	$7,075	$7,776	$17,774	$17,884
See notes to combined financial statements.

COUSINS HOUSTON
COMBINED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and 2015
(unaudited, in thousands)

Balance at December 31, 2014	$909,797
Distributions to Cousins, net	(1,904)
Net income	17,884
Balance at September 30, 2015	$925,777

Balance at December 31, 2015	$916,872
Distributions to Cousins, net	(11,810)
Net income	17,774
Balance at September 30, 2016	$922,836
See notes to combined financial statements.

COUSINS HOUSTON
COMBINED STATEMENTS OF CASH FLOWS
(unaudited, in thousands)

	Nine Months Ended September 30,
	2016	2015
Net income	$17,774	$17,884
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,389	48,442
Amortization of loan closing costs	133	134
Effect of certain non-cash adjustments to rental revenues	(9,204)	(11,587)
Bad debt expense	111	314
Changes in operating assets and liabilities:
Accounts receivable and assets, net	436	(2,468)
Operating liabilities	(12,038)	(6,160)
Net cash provided by operating activities	43,601	46,559
CASH FLOWS FROM INVESTING ACTIVITIES
Property improvements and tenant asset expenditures	(29,242)	(42,506)
Net cash used in investing activities	(29,242)	(42,506)
CASH FLOWS FROM FINANCING ACTIVITIES
Change in Cousins' investment, net	(11,810)	(1,904)
Repayment of note payable	(2,599)	(2,491)
Net cash used in financing activities	(14,409)	(4,395)
NET DECREASE IN CASH	(50)	(342)
CASH AT BEGINNING OF PERIOD	109	684
CASH AT END OF PERIOD	$59	$342

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$5,771	$5,879
Tenant related deferred income	511	362
Change in accrued property and tenant asset expenditures	(1,538)	1,334

See notes to combined financial statements.

COUSINS HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
September 30, 2016
(unaudited)

Note 1—Organization And Basis Of Presentation

Merger and Spin-Off

On October 6, 2016, Cousins Properties Incorporated (“Cousins”) and Parkway Properties, Inc. (“Legacy Parkway”) completed a stock-for-stock merger (the “Merger”), followed on October 7, 2016 by a spin-off (the “Spin-Off”) of the combined Houston-based assets of both companies (the “Houston Business”) into a new publicly traded real estate investment trust, Parkway, Inc. (the “Company”).

Basis of Presentation

The combined financial statements included herein represent the combined accounts and combined operations of the portion of the Houston Business owned and operated by Cousins (“Cousins Houston”). Cousins Houston includes the combined accounts related to the office properties of Greenway Plaza and Post Oak Central, operated prior to the Merger and the Spin-Off through subsidiaries of Cousins as of and for the three months ended September 30, 2016, and certain corporate costs. The assets and liabilities in these combined financial statements represent historical carrying amounts of the following properties:

	Acquisition Date	Number of Office Buildings	Total Square Feet
Post Oak Central	February 7, 2013	3	1,280,000
Greenway Plaza	September 9, 2013	10	4,348,000
		13	5,628,000

Cousins Houston is a predecessor, as defined in applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), to the Company which commenced operations upon completion of the Spin-Off.

The combined financial statements are unaudited and were prepared by Cousins Houston in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of Cousins Houston’s financial position as of September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These combined financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and for the period from February 7, 2013 (date of inception) to December 31, 2013 included in the Company's Information Statement dated September 27, 2016. The accounting policies employed are substantially the same as those shown in Note 2 to those financial statements.

For the periods presented, there were no items of other comprehensive income. Therefore, no presentation of comprehensive income is required.

Allocated Costs

The historical financial results for Cousins Houston include certain allocated corporate costs which Cousins Houston believes are reasonable. These costs were incurred by Cousins and estimated to be applicable to Cousins Houston based on proportionate leasable square footage. Such costs do not necessarily reflect what the actual costs would have been if Cousins Houston were operating as an independent, stand-alone public company. Additionally, the historical results for Cousins Houston include transaction costs that were incurred by Cousins related to the Spin-Off. These costs are discussed further in Note 3—Related Party Transactions.

Recently Issued Accounting Standards

In 2015, the Financial Accounting Standards Board (the “FASB”) voted to defer ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. Management is currently assessing the potential impact of adopting the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. The guidance is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. Management is currently assessing the potential impact of adopting the new guidance.

Note 2—Significant Accounting Policies

Real Estate Assets

Cost Capitalization

Cousins Houston capitalizes costs related to property and tenant improvements, including allocated costs of Cousins’ personnel working directly on projects. Cousins Houston capitalizes direct leasing costs related to leases that are probable of being executed. These costs include commissions paid to outside brokers, legal costs incurred to negotiate and document a lease agreement, and costs incurred by personnel of Cousins that are based on time spent on successful leases. Cousins Houston allocates these costs to individual tenant leases and amortizes them over the related lease term.

Impairment

For real estate assets that are considered to be held for sale according to accounting guidance, Cousins Houston records impairment losses if the fair value of the asset net of estimated selling costs is less than the carrying amount. For those long-lived assets that are held and used according to accounting guidance, management reviews each asset for the existence of any indicators of impairment. If indicators of impairment are present, Cousins Houston calculates the expected undiscounted future cash flows to be derived from such assets. If the undiscounted cash flows are less than the carrying amount of the asset, Cousins Houston reduces the asset to its fair value.

Acquisition of Operating Properties

Cousins Houston records the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions at fair value at the acquisition date. The acquired assets and assumed liabilities for an operating property acquisition generally include but are not limited to: land, buildings and improvements, and identified tangible and intangible assets and liabilities associated with in-place leases, including leasing costs, value of above-market and below-market tenant leases, value of above-market and below-market ground leases, acquired in-place lease values, and tenant relationships, if any.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings and improvements, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. The amounts recorded for above-market and below-

market leases are included in intangible assets and intangible liabilities, respectively, and are amortized on a straight-line basis into rental property operating revenues over the remaining terms of the applicable leases.

The fair value of acquired in-place leases is derived based on management’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. The amount recorded for acquired in-place leases is included in intangible assets and amortized as an increase to depreciation and amortization expense over the remaining term of the applicable leases.

Depreciation and Amortization

Real estate assets are stated at depreciated cost less impairment losses, if any. Buildings are depreciated over their estimated useful lives, which range from 30 to 42 years. The life of a particular building depends upon a number of factors including whether the building was developed or acquired and the condition of the building upon acquisition. Furniture, fixtures and equipment are depreciated over their estimated useful lives of five years. Tenant improvements, leasing costs and leasehold improvements are amortized over the term of the applicable leases or the estimated useful life of the assets, whichever is shorter. Cousins Houston accelerates the depreciation of tenant assets if it estimates that the lease term will end prior to the termination date. This acceleration may occur if a tenant files for bankruptcy, vacates its premises or defaults in another manner on its lease. Deferred expenses are amortized over the period of estimated benefit. Cousins Houston uses the straight-line method for all depreciation and amortization.

Revenue Recognition

Cousins Houston recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. In addition, leases typically provide for reimbursement of the tenants’ share of real estate taxes, insurance, and other operating expenses to Cousins Houston. Operating expense reimbursements are recognized as the related expenses are incurred. For the three months ended September 30, 2016 and 2015, Cousins Houston recognized $16.8 million and $15.8 million, respectively, in revenues from tenants for reimbursements of operating expenses, and recognized $46.6 million and $45.0 million in the nine months ended September 30, 2016 and 2015, respectively.

Cousins Houston makes valuation adjustments to all tenant-related accounts receivable based upon its estimate of the likelihood of collectability. The amount of any valuation adjustment is based on the tenant’s credit and business risk, history of payment, and other factors considered by management.

Income Taxes

Through October 6, 2016, Cousins Houston’s properties were owned by Cousins, a Georgia corporation which has elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As a REIT, Cousins is not subject to federal income tax provided it distributes annually its adjusted taxable income, as defined in the Code, to stockholders and meets certain other organizational and operating requirements. Accordingly, the combined financial statements of Cousins Houston do not include a provision for federal income tax.

Cash and Cash Equivalents

Cash and cash equivalents include cash and highly-liquid money market instruments with maturities of three months or less.

Segment Disclosure

Cousins Houston is in the business of the ownership, development and management of office real estate. Cousins Houston has aggregated its office operations into one reportable segment. This segment is the aggregation of the aforementioned Cousins Houston office properties as reported to the Chief Operating Decision Maker and is aggregated due to the properties having similar economic and geographic characteristics.

Fair Value Measurements

Level 1 fair value inputs are quoted prices for identical items in active, liquid and visible markets such as stock exchanges. Level 2 fair value inputs are observable information for similar items in active or inactive markets and appropriately consider counterparty creditworthiness in the valuations. Level 3 fair value inputs reflect Cousins Houston’s best estimate of inputs and assumptions market participants would use in pricing an asset or liability at the measurement date. The inputs are unobservable in the market and significant to the valuation estimate. Cousins Houston has no investments for which fair value is measured on a recurring basis using Level 3 inputs. Note 5 includes fair values of debt measured using Level 2 inputs.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 3—Related Party Transactions

The combined financial statements include direct payroll costs and benefits for on-site personnel employed by Cousins. These costs are reflected in rental property operating expenses on the Combined Statements of Operations. As described in Note 2, also included are costs for certain functions and services performed by Cousins including, but not limited to, corporate level salaries and other related costs, stock compensation, and other general and administrative costs. These costs were allocated to Cousins Houston based on proportionate leasable square footage which management believes is an appropriate estimate of usage. These costs are reflected as general and administrative expenses on the Combined Statements of Operations. As described in Note 1, also included are transaction costs that were incurred by Cousins related to the Spin-Off. The amounts included are based on the estimated direct costs incurred by Cousins. The expenses allocated to Cousins Houston for these services are not necessarily indicative of the expenses that would have been incurred had Cousins Houston been an independent, stand-alone public company that had otherwise managed these functions. A summary of these costs for each of the periods presented is as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Charged to property operating expense:
Direct payroll charges	$1,720	$1,665	$5,198	$5,002
Management fees	492	517	1,487	1,524

Charged to general and administrative expense:
Office rental expense	85	96	265	248
Payroll and other expenses	1,603	1,023	6,400	4,297

Transaction costs	494	—	494	—
Leasing commissions paid to Cousins’ personnel and other leasing costs incurred by Cousins are capitalized and amortized over the respective lease term. Cousins Houston capitalized $757,000 and $552,000, respectively, in commissions and other leasing costs to the properties in the three months ended September 30, 2016 and 2015, respectively, and $1.3 million and $3.2 million in the nine months ended September 30, 2016 and 2015, respectively.

Note 4—Intangible Assets

Intangible assets on the balance sheets at September 30, 2016 and December 31, 2015 included the following (in thousands):

	September 30, 2016	December 31, 2015
In-place leases, net of accumulated amortization of $69,232 and $58,715 in 2016 and 2015, respectively	$58,782	$69,300
Above-market leases, net of accumulated amortization of $3,451 and $2,852 in 2016 and 2015, respectively	2,268	2,866
	$61,050	$72,166

Aggregate net amortization expense related to intangible assets and liabilities was $1.9 million and $2.5 million for the three months ended September 30, 2016 and 2015, respectively, and $6.5 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively.

Note 5—Note Payable

In September 2013, Cousins Houston entered into a $188.8 million non-recourse mortgage note payable secured by Post Oak Central. The note bears interest at 4.26%, and the maturity date is October 1, 2020. In connection with this note payable, Cousins Houston incurred $1.2 million in loan costs. These costs, net of accumulated amortization of $550,000 and $416,000 at September 30, 2016 and December 31, 2015, respectively, are reflected as a reduction of the loan balance on the accompanying balance sheets.

Fair value of debt is calculated by discounting the debt’s remaining contractual cash flows at estimated rates at which similar loans could have been obtained. The estimate of the current market rate is intended to replicate debt of similar maturity and loan-to-value relationship. These fair value calculations are considered to be Level 2 under the guidelines set forth in ASC 820, as Cousins Houston utilizes market rates for similar type loans from third party brokers. At September 30, 2016 and 2015, the fair value of this financial instrument and the related discount rate assumptions are summarized as follows (dollars in thousands):

	September 30, 2016	December 31, 2015
Carrying value	$178,471	$180,937
Fair value	185,800	186,449
Discount rate assumed in calculating fair value	3.25%	3.65%

Note 6—Commitments And Contingencies

Commitments

Cousins Houston had a total of $63.5 million in future obligations under leases to fund tenant improvements at September 30, 2016.

Litigation

Cousins Houston is subject to various legal proceedings, claims and administrative proceedings arising in the ordinary course of business, some of which are expected to be covered by liability insurance. Management makes assumptions and estimates concerning the likelihood and amount of any potential loss relating to these matters using the latest information available. Cousins Houston records a liability for litigation if an unfavorable outcome is probable and the amount of loss or range of loss can be reasonably estimated. If an unfavorable outcome is probable and a reasonable estimate of the loss is a range, Cousins Houston accrues the best estimate within the range. If no amount within the range is a better estimate than any other amount, Cousins Houston accrues the minimum amount within the range. If an unfavorable outcome is probable but the amount of the loss cannot be reasonably estimated, Cousins Houston discloses the nature of the litigation and indicates that an estimate of the loss or range of loss cannot be made. If an unfavorable outcome is reasonably possible and the estimated loss is material, Cousins Houston discloses the nature and estimate of the possible loss of the litigation. Cousins Houston does not disclose information with respect to litigation where an unfavorable outcome is considered to be remote or where the estimated loss would not be material. Based on current expectations, such matters, both individually and in the aggregate, are not expected to have a material adverse effect on the liquidity, results of operations, business or financial condition of Cousins Houston.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Parkway, Inc. (the “Company” and collectively, with its subsidiaries, including Parkway Operating Partnership LP, “we”, “our”, or “us”) is a self-managed office real estate investment trust (“REIT”), engaged in the ownership, acquisition, development and leasing of Class A office assets in attractive Houston, Texas submarkets. Our portfolio consists of five Class A assets comprising 19 buildings and totaling approximately 8.7 million rentable square feet in the Greenway, Galleria and Westchase submarkets of Houston, providing geographic focus and significant operational scale and efficiencies. We offer fee-based real estate services through a wholly owned affiliate, Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which in total managed and/or leased approximately 4.0 million square feet primarily for third-party property owners at September 30, 2016. Unless otherwise indicated, all references to square feet represent net rentable area.

Our Spin-Off from Cousins

On April 28, 2016, the board of directors of Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and the board of directors of Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), each approved an agreement and plan of merger, dated as of April 28, 2016 (the “Merger Agreement”). On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “Reorganization”) pursuant to which the Houston Business was transferred to the Company. On October 7, 2016, Cousins completed the Spin-Off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”).

The Company was incorporated as a Maryland corporation on June 3, 2016 and was capitalized on June 29, 2016, and, as of September 30, 2016, the Company’s sole stockholder was Legacy Parkway.

Basis of Presentation

For periods presented prior to the date of the Spin-Off, the historical consolidated financial results for the Company reflect charges for certain costs related to the Spin-Off which were incurred directly by the Company, or by Legacy Parkway, on the Company's behalf, and, to the extent such amounts were paid by Legacy Parkway, are reflected as equity contributions. In each case, these charges were allocated to the Company based on an analysis of key metrics such as leasable square feet or personnel hours, and accordingly, the Company believes the allocations are reasonable. Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as an independent, stand-alone public company.

The combined financial statements included herein represent the combined accounts and combined operations of the Houston Business owned and operated by Legacy Parkway (“Parkway Houston”) and Cousins (“Cousins Houston”) and include the allocation of certain assets and liabilities that have historically been held at their respective corporate levels but which are specifically identifiable or allocable to Parkway Houston and Cousins Houston. All intercompany transactions and accounts have been eliminated. The total net effect of the settlement of these intercompany transactions is reflected in the combined historical financial statements of cash flow as a financing activity and in the combined balance sheets as equity in the Parkway Houston and Cousins Houston financial statements.

The combined historical financial statements of Parkway Houston and Cousins Houston do not necessarily include all of the expenses that would have been incurred had the Company been operating as an independent, stand-alone public company. In addition, they may not necessarily reflect our results of operations, financial position and cash flows had the Company been a an independent, stand-alone public company during the periods presented. Our combined historical financial statements include charges related to certain corporate functions, including senior management, property management, legal, leasing, development, marketing, human resources, finance, public reporting, tax and information technology. These expenses have been charged based on direct usage or benefit where identifiable, with the remainder charged on a pro rata basis of square footage. Parkway Houston and Cousins Houston consider the expense allocation methodology and results reasonable for all periods presented. However, the charges may not be indicative of the actual expenses that would have been incurred had the Company operated as an independent, stand-alone public company for the periods presented. Moreover, the combined financial statements for the Company’s predecessors are not necessarily indicative of the Company’s results of operations, cash flows or financial position following the completion of the Separation, the Reorganization and the Spin-Off.

PARKWAY, INC.

Results of Operations

For the period from June 29, 2016 (date of capitalization) to September 30, 2016, the Company incurred general and administrative expenses of $5,372,016. For periods presented prior to the date of the Spin-Off, the historical consolidated financial results for the Company reflect charges for certain costs related to the Spin-Off which were incurred directly by the Company, or by Legacy Parkway, on the Company's behalf, and, to the extent such amounts were paid by Legacy Parkway, are reflected as equity contributions. In each case, these charges were allocated to the Company based on an analysis of key metrics such as leasable square feet or personnel hours, and accordingly, the Company believes the allocations are reasonable. Such costs do not necessarily reflect what the actual costs would have been if the Company were operating as an independent, stand-alone public company.

Liquidity and Capital Resources

From June 3, 2016 (inception) to September 30, 2016, our principal sources of liquidity were cash on hand and contributions from Legacy Parkway.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) make distributions to our stockholders, as required for us to qualify as a REIT; (iv) fund capital expenditures at properties we own; and (v) fund acquisitions, investments and commitments, including re-development activities. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations and borrowings under the Revolving Credit Facility and Term Loan (as defined below).

Credit Facility

In connection with the Separation and the Reorganization, on October 6, 2016, the Company and Parkway Operating Partnership LP (the “Operating Partnership”), as borrower, entered into a credit agreement providing for (i) a three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (ii) a three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Facilities”), with Bank of America, N.A., as Administrative Agent and the lenders party thereto (collectively, the “Lenders”). The Facilities each have an initial maturity date of October 6, 2019, but are subject in each case to a one-year extension option at the election of the Operating Partnership. The exercise of the extension option requires the payment of an extension fee and the satisfaction of certain other customary conditions. The credit agreement also permits the Operating Partnership to utilize up to $15 million of the Revolving Credit Facility for the issuance of letters of credit. Interest on the Facilities will accrue at a rate based on LIBOR or a base rate, in each case, plus an applicable margin. The Facilities will be prepayable at the election of the borrower (upon not less than three business days’ written notice to the administrative agent) without premium or penalty (other than customary breakage fees), and will not require any scheduled repayments of principal prior to the maturity date. The Facilities are guaranteed pursuant to a Guaranty Agreement entered into on October 6, 2016, by the Company, all wholly owned material subsidiaries of the Operating Partnership that are not otherwise prohibited from guarantying the Facilities, Parkway Properties General Partners, Inc. and Parkway Properties LP.

As of October 6, 2016, no amounts had been drawn on the Revolving Credit Facility, and the Term Loan was fully funded. In connection with the Separation and Reorganization, the Company contributed approximately $167 million of the proceeds of the Term Loan, directly or indirectly, to Cousins LP, which used such funds to repay certain indebtedness of Cousins and its subsidiaries, including Legacy Parkway’s previously-existing credit facilities. The Operating Partnership has retained the remaining proceeds of the Term Loan as working capital that will be used for the general corporate purposes of the Operating Partnership.

Equity

In September 2016, we adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to our employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of Common Stock; or (viii) cash. The 2016 Plan permits the grant of awards with respect to 6,002,596 shares of common stock, which is equal to the sum of (i) 5,000,000 shares, plus (ii) any shares of our common stock issuable pursuant to awards resulting from awards originally granted under the Parkway Properties, Inc. and Parkway Properties

LP 2015 Omnibus Equity Incentive Plan (as successor to the Parkway Properties, Inc. and Parkway Properties LP 2013 Omnibus Equity Incentive Plan) that were outstanding immediately prior to the Spin-Off, converted into awards with respect to shares of Cousins’ common stock pursuant to the Merger Agreement and further converted into awards with respect to shares of our common stock pursuant to and as described in that certain Employee Matters Agreement, dated October 5, 2016, by and among the Company, the Operating Partnership, Cousins and certain other parties, which was entered into in connection with the Spin-Off.

As of October 7, 2016, there was a total of 6,002,596 shares of our common stock authorized under the 2016 Plan. In connection with equity awards assumed in the Spin-Off, we granted 228,979 restricted stock units and 773,617 options to purchase shares of our common stock under the 2016 Plan.

Dividend

We are a newly formed company that has recently commenced operations, and as a result, we have not paid any dividends as of the date of this Quarterly Report on Form 10-Q. We intend to elect and qualify to be taxed as a REIT for U.S. federal income tax purposes beginning with our taxable year commencing on the day prior to the Spin-Off and ending December 31, 2016. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT.

Our dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends may exceed our net income under accounting principles generally accepted in the United States (“GAAP”) because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to qualify as a REIT, we may consider various means to cover any such shortfall, including borrowing under our Revolving Credit Facility or other loans, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, our Articles of Amendment and Restatement allow us to issue shares of preferred equity that could have a preference on dividends, and if we do, the dividend preference on the preferred equity could limit our ability to pay dividends to the holders of our common stock.

Contractual Obligations

As of September 30, 2016, we were not subject to any contractual obligations or commitments.

Off-Balance Sheet Arrangements

As of September 30, 2016, we did not have any off-balance sheet arrangements.

PARKWAY HOUSTON

Critical Accounting Policies and Estimates

The accounting policies and estimates used in the preparation of the Parkway Houston and Cousins Houston combined financial statements are more fully described in the notes to the respective combined financial statements. However, certain significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our consolidated financial statements. Parkway Houston considers critical accounting policies and estimates to be those used in the determination of the reported amounts and disclosure related to the following:

Revenue Recognition

Parkway Houston recognizes revenue from real estate rentals on a straight-line basis over the noncancelable lease term at the inception of each respective lease in accordance with ASC 840, Leases. The cumulative difference between lease revenue recognized under this method and contractual lease payment terms is recorded as straight-line rent receivable on the accompanying balance sheets. When Parkway Houston is the owner of the customer improvements, the leased space is ready for its intended use when the tenant improvements are substantially completed, at which point revenue recognition begins. In limited instances, when the tenant is the owner of the tenant improvements, straight-line rent is recognized when the tenant takes possession of the unimproved space. The leases also typically provide for tenant reimbursement of a portion of common area maintenance, real estate taxes and other operating expenses. Parkway Houston recognizes property operating cost recoveries from customers (“expense reimbursements”) as revenue in the period in which the expenses are incurred. The computation of expense reimbursements is dependent on the provisions of individual customer leases. Most customers make monthly fixed payments of estimated expense reimbursements. Parkway Houston makes quarterly adjustments, positive or negative, to expense reimbursement income to adjust the recorded amounts to Parkway Houston’s best estimate of the final property operating costs based on the most recent annual estimate. After the end of the calendar year, Parkway Houston computes each customer’s final expense reimbursements and issues a bill or credit for the difference between the actual amount and the amounts billed monthly during the year. Differences between actual billed amounts and accrued amounts are considered immaterial.

Management company income represents market-based fees earned from providing management, construction, leasing, brokerage, and acquisition services to unconsolidated joint ventures, related parties, and third parties. Management fee income is computed and recorded monthly in accordance with the terms set forth in the management contracts. Leasing and brokerage commissions, as well as salary and administrative fees, are recognized by Parkway Houston pursuant to the terms of the agreements at the time underlying leases are signed, which is the point at which the earnings process is complete and collection of the fees is reasonably assured. Fees relating to the purchase or sale of property are recognized by Parkway Houston when the earnings process is complete and the collection of fees is reasonably assured, which usually occurs at closing. Parkway Houston recognizes fees earned from Legacy Parkway’s unconsolidated joint ventures in management company income. Parkway Houston is not a party to any consolidated or unconsolidated joint ventures. The fees from management company income from Legacy Parkway’s unconsolidated joint ventures recognized by Parkway Houston are included herein because they are reflected in the historical financial statements of Legacy Parkway and are attributable to Parkway Houston because of its ownership of Eola Office Partners, LLC, which provides or has provided property management services to certain of Legacy Parkway’s unconsolidated joint ventures.

Impairment of Long-Lived Assets

Changes in the supply or demand of customers for Parkway Houston’s properties could impact Parkway Houston’s ability to fill available space. Should a significant amount of available space exist for an extended period, Parkway Houston’s investment in a particular office building may be impaired. Parkway Houston has evaluated its real estate assets and intangible assets upon the occurrence of significant adverse changes to assess whether any impairment indicators are present that affect the recovery of the carrying amount. Parkway Houston classifies certain assets as held for sale based on management having the authority and intent of entering into commitments for sale transactions to close in the next 12 months. Parkway Houston considers an office property as held for sale once it has executed a contract for sale, allowed the buyer to complete its due diligence review and received a substantial nonrefundable deposit. Until a buyer has completed its due diligence review of the asset, necessary approvals have been received and substantive conditions to the buyer’s obligation to perform have been satisfied, Parkway Houston does not consider a sale to be probable. When Parkway Houston identifies an asset as held for sale, it estimates the net realizable value of such asset and discontinue recording depreciation on the asset. Parkway Houston records assets held for sale at the lower of the carrying amount or fair value less cost to sell. If the fair value of the asset net of estimated selling costs is less than the carrying amount, it records an impairment loss. With respect to assets classified as held and used, Parkway Houston recognizes an impairment loss if the carrying amount is not recoverable and exceeds the sum of undiscounted future cash flows expected to result from the use and eventual disposition of the asset. Upon impairment, Parkway Houston recognizes an impairment loss to reduce the carrying value of the real estate asset to the estimate of its fair value. The cash flow and fair value estimates are based on assumptions about employing the asset for its remaining useful life. Factors considered in projecting future cash flows include, but are not limited to: existing leases, future leasing and terminations, market rental rates, capital improvements, tenant improvements, leasing commissions, inflation, discount rates, capitalization rates and other known variables.

Depreciable Lives Applied to Real Estate and Improvements to Real Estate

Parkway Houston computes depreciation of buildings and parking garages using the straight-line method over an estimated useful life of 40 years. Depreciation of building improvements is computed using the straight-line method over the estimated useful life of the improvement. If Parkway Houston’s estimate of useful lives proves to be incorrect, the depreciation expense recognized would also be incorrect. Therefore, a change in the estimated useful lives assigned to buildings and improvements would result in either an increase or decrease in depreciation expense prospectively, which would result in a decrease or increase in earnings.

Initial Recognition, Measurement and Assignment of the Cost of Real Estate Acquired

Parkway Houston accounts for its acquisitions of real estate by allocating the fair value of real estate to acquired tangible assets, consisting of land, building, garage, building improvements and tenant improvements, identified intangible assets and liabilities, which consist of the value of above and below market leases, lease costs, the value of in-place leases and any value attributable to above or below market debt assumed with the acquisition.

Parkway Houston assigns the purchase price of properties to tangible and intangible assets based on fair values. Parkway Houston determines the fair value of the tangible and intangible components using a variety of methods and assumptions all of which result in an approximation of fair value. Differing assumptions and methods could result in different estimates of fair value and thus, a different purchase price assignment and corresponding increase or decrease in depreciation and amortization expense.

Recent Accounting Pronouncements

Adopted

In February 2015, the Financial Accounting Standards Board (“the FASB”) issued ASU No. 2015-02, “Amendments to the Consolidated Analysis.” This update amends consolidation guidance which makes changes to both the variable interest model and the voting model. The new standard specifically eliminates the presumption in the current voting model that a general partner controls a limited partnership or similar entity unless that presumption can be overcome. Generally, only a single limited partner that is able to exercise substantive kick-out rights will consolidate. Parkway Houston adopted this update on January 1, 2016. The new standard must be applied using a modified retrospective approach by recording either a cumulative-effect adjustment to equity as of the beginning of the period of adoption or retrospectively to each period presented. This did not have an impact on Parkway Houston’s financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” This standard amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. Parkway Houston adopted this update on January 1, 2016. Retrospective application of the guidance set forth in this update is required and resulted in the classification of the deferred financing costs within the combined balance sheets as a direct deduction from the carrying amount of debt within total liabilities.

Not Yet Adopted

In 2015, the FASB voted to defer ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. Management is currently assessing the potential impact of adopting the new guidance.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. ASU 2016-02 will be effective for Parkway Houston’s fiscal year beginning as early as January 1, 2019 and subsequent interim periods. Management is currently assessing this guidance for future implementation.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.

Net Loss. Net loss attributable to Parkway Houston was $403,000 and $1.7 million for the three and nine months ended September 30, 2016, respectively, as compared to $3.8 million and $12.9 million for the three and nine months ended September 30, 2015, respectively. The decrease in net loss attributable to Parkway Houston in the amount of $3.4 million and $11.2 million for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, is primarily attributable to an increase in operating income and a decrease in interest expense.

Income from Office Properties. Income from office properties decreased $2.4 million, or 8.2%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, and is primarily due to the impact of a tenant move-out during the first quarter of 2016. Income from office properties increased $1.5 million, or 1.9%, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, and is primarily due to the commencement of a lease during the second half of 2015, partially offset by the impact of a tenant move-out during the first half of 2015, and a tenant move-out during the first quarter of 2016.

Sale of Condominium Units. Parkway Houston sold the remaining Murano residential condominium units that were available for sale and recognized $1.2 million and $11.0 million in income during the three and nine months ended September 30, 2015, respectively. Parkway Houston accordingly had no income to report for such sales for the three and nine months ended September 30, 2016.

Cost of Sales - Condominium Units. Parkway Houston sold the remaining Murano residential condominium units that were available for sale and recognized $1.0 million and $11.1 million in expenses during the three and nine months ended September 30, 2015, respectively. Parkway Houston accordingly had no expenses to report for such sales for the three and nine months ended September 30, 2016.

Property Operating Expenses. Property operating expenses decreased $47,000, or 0.4%, during the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, and is primarily due to the impact of a tenant move-out during the first quarter of 2016. Property operating expenses increased $3.7 million, or 10.5%, during the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, and is primarily due to the commencement of a lease at CityWestPlace during the second half of 2015, partially offset by the impact of a tenant move-out during the first half of 2015, and a tenant move out during the first quarter of 2016.

Management Company Income and Expenses. Management company income decreased $1.1 million, or 47.8%, and $4.0 million, or 51.6%, during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, and is primarily due to the termination of certain Eola management contracts. Management company expenses decreased $1.3 million, or 59.5%, and $4.9 million, or 62.7%, during the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, and is primarily due to a decrease in salary expense associated with personnel formerly employed at assets for which the related management contracts have been terminated.

Depreciation and Amortization. Depreciation and amortization expense attributable to office properties decreased $4.7 million, or 33.5%, and $10.3 million, or 25.4%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, and is primarily due to a decrease in amortization expense of in-place leases.

General and Administrative. General and administrative expense increased $260,000, or 15.9%, for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, and is primarily due to increases in personnel expenses. General and administrative expense decreased $34,000, or 0.7%, for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, and is primarily due to decreases in professional expenses.

Gain on Extinguishment of Debt. On April 6, 2016, Legacy Parkway paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II and recognized a gain on extinguishment of debt of $154,000 during the nine months ended September 30, 2016. This paydown has been reflected as a capital contribution for Parkway Houston.

Interest Expense. Interest expense decreased $1.1 million, or 27.8%, and $2.2 million, or 18.5%, for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively, and is primarily due to a decrease in mortgage interest expense as a result of Legacy Parkway's April 6, 2016 payment in full of the $114.0 million mortgage debt secured by CityWestPlace I and II.

Income Taxes.  The analysis below includes changes attributable to income tax (expense) benefit for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016	2015	$ Change	% Change	2016	2015	$ Change	% Change
Income tax expense - current	$(43)	$(215)	$172	(80.0)%	$(547)	$(978)	$431	(44.1)%
Income tax (expense) benefit - deferred	(310)	(226)	(84)	37.2%	(566)	176	(742)	*N/M
Total income tax expense	$(353)	$(441)	$88	(20.0)%	$(1,113)	$(802)	$(311)	38.8%
*N/M - Not meaningful

Current income tax expense decreased $172,000 and $431,000 for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively. The decrease is primarily attributable to the sale of the Murano residential condominium units during the three and nine months ended September 30, 2015, partially offset by an increase in net income of Parkway Houston's taxable REIT subsidiary during the first quarter of 2016. Deferred income tax expense increased $84,000 and $742,000 for the three and nine months ended September 30, 2016, as compared to the three and nine months ended September 30, 2015, respectively. The increase is primarily attributable to the book to tax differences related to the sale of the Murano residential condominium units.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents were $11.8 million and $12.0 million at September 30, 2016 and December 31, 2015, respectively. Cash flows provided by operating activities for the nine months ended September 30, 2016 and 2015 were $8.9 million and $5.3 million, respectively. The increase in cash flows provided by operating activities of $3.6 million is primarily attributable to timing of receipt of revenues and payment of expenses.

Cash used in investing activities was $13.2 million and $31.8 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash used in investing activities of $18.6 million is due to a decrease in improvements to real estate.

Cash provided by financing activities was $4.1 million and $28.3 million for the nine months ended September 30, 2016 and 2015, respectively. The decrease in cash provided by financing activities of $24.2 million is primarily attributable to an increase in principal payments on mortgage notes payable, including Legacy Parkway's April 6, 2016 payment in full of the $114.0 million mortgage debt secured by CityWestPlace I and II, partially offset by an increase in Legacy Parkway investment, net.

Mortgage Notes Payable, Net

At September 30, 2016, Parkway Houston had $276.7 million in mortgage notes payable, net secured by office properties, including unamortized net premiums on debt acquired of $4.3 million and unamortized debt issuance costs of $274,000, with a weighted average interest rate of 4.6%. The table below presents the principal payments due and weighted average interest rates for total mortgage notes payable, net at September 30, 2016 (dollars in thousands).

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Principal Amortization
Schedule of Mortgage Maturities by Years:
2016	4.5%	$1,378	$—	$1,378
2017	4.5%	5,670	—	5,670
2018	4.8%	108,166	102,402	5,764
2019	4.4%	4,138	—	4,138
2020	5.0%	85,602	82,949	2,653
Thereafter	3.9%	67,770	62,193	5,577
Total principal maturities		272,724	$247,544	$25,180
Unamortized premium, net	N/A	4,294
Unamortized debt issuance costs, net	N/A	(274)
Total mortgage notes payable, net	4.6%	$276,744
Fair value at September 30, 2016		$278,445

Contractual Obligations

Parkway Houston has contractual obligations including mortgage notes payable, net and lease obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at September 30, 2016 (in thousands):

	Payments Due By Period
Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt principal and interest payments	$4,512	$18,049	$120,283	$11,139	$89,319	$73,440	$316,742
Purchase obligations (tenant improvements and lease commissions)	11,646	696	10	—	—	—	12,352
Total	$16,158	$18,745	$120,293	$11,139	$89,319	$73,440	$329,094

The amounts presented above for long-term debt include principal and interest payments. The amounts presented for purchase obligations represent the remaining tenant improvement allowances and lease commissions for leases in place at September 30, 2016. As of September 30, 2016, Parkway Houston did not have any variable rate debt.

Capital Expenditures

During the nine months ended September 30, 2016, Parkway Houston incurred approximately $4.4 million, $9.7 million, and $6.7 million in building improvements, tenant improvements, and leasing commissions, respectively. All such improvements were financed with cash flow from the properties, capital expenditure escrow accounts and Legacy Parkway contributions.

Off Balance-Sheet Arrangements

Legacy Parkway's off-balance sheet arrangements are discussed in Note 5—Commitments and Contingencies of the accompanying combined financial statements for Parkway Houston.

Non-GAAP Financial Measures

Funds From Operations (FFO)

Parkway Houston’s management believes that funds from operations (“FFO”) is an appropriate measure of performance for a REIT and computes this measure in accordance with the National Association of Real Estate Investment Trusts’ (“NAREIT”) definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate under GAAP, plus depreciation and amortization related to depreciable real estate. Further, Parkway Houston does not adjust FFO to eliminate the effects of non-recurring charges. Parkway Houston believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. Parkway Houston believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs by the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Parkway Houston may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of Parkway Houston's operating performance or as an alternative to cash flow as a measure of liquidity.
The following table reconciles net loss attributable to Parkway Houston to FFO for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net loss attributable to Parkway Houston	$(403)	$(3,785)	$(1,733)	$(12,927)
Depreciation and amortization	9,309	14,006	30,314	40,634
FFO	$8,906	$10,221	$28,581	$27,707

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Parkway Houston believes that using EBITDA as a non-GAAP financial measure helps investors and its management analyze its ability to service debt and pay cash distributions. Parkway Houston defines EBITDA as net income (loss) attributable to Parkway Houston before interest expense, income tax expense (benefit) and depreciation and amortization.

The following table reconciles net loss attributable to Parkway Houston to EBITDA for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net loss attributable to Parkway Houston	$(403)	$(3,785)	$(1,733)	$(12,927)
Interest expense	2,899	4,018	9,854	12,094
Depreciation and amortization	9,309	14,006	30,314	40,634
Income tax expense	353	441	1,113	802
EBITDA	$12,158	$14,680	$39,548	$40,603

Net Operating Income (NOI)

Parkway Houston defines NOI as income from office properties less property operating expenses. Parkway Houston considers NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating its properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income.

The following table reconciles net loss attributable to Parkway Houston to NOI for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net loss attributable to Parkway Houston	$(403)	$(3,785)	$(1,733)	$(12,927)
Interest expense	2,899	4,018	9,854	12,094
Gain on extinguishment of debt	—	—	(154)	—
Depreciation and amortization	9,309	14,006	30,314	40,634
Management company expenses	906	2,238	2,912	7,812
Income tax expense (benefit)	353	441	1,113	802
General and administrative	1,894	1,634	4,787	4,821
Sale of condominium units	—	(1,209)	—	(11,045)
Cost of sales - condominium units	—	988	—	11,079
Net income (loss) attributable to noncontrolling interests	—	—	—	(7)
Management company income	(1,161)	(2,225)	(3,753)	(7,748)
Interest and other income	(61)	(62)	(192)	(184)
NOI	$13,736	$16,044	$43,148	$45,331

Leasing Activity

During the three months ended September 30, 2016, four leases were renewed totaling 7,962 rentable square feet at an average annual rental rate per square foot of $34.83 and at an average cost of $7.70 per square foot per year of the lease term. Leases totaling approximately 76,000 rentable square feet were not renewed during the three months ended September 30, 2016. During the nine months ended September 30, 2016, ten leases were renewed totaling 103,126 rentable square feet at an average annual rental rate per square foot of $35.53 and at an average cost of $6.56 per square foot per year of the lease term. Leases totaling approximately 405,000 rentable square feet were not renewed during the nine months ended September 30, 2016.

During the three months ended September 30, 2016, one expansion lease was signed totaling 2,501 rentable square feet at an annual rental rate per square foot of $34.29 and at a cost of $7.85 per square foot per year of the lease term. During the nine months ended September 30, 2016, three expansion leases were signed totaling 8,876 rentable square feet at an average annual rental rate per square foot of $38.72 and at an average cost of $7.41 per square foot per year of the lease term.

During the three months ended September 30, 2016, three new leases were signed totaling 57,834 rentable square feet at an average annual rental rate per square foot of $36.35 and at an average cost of $11.56 per square foot per year of the lease term. During the nine months ended September 30, 2016, seven new leases were signed totaling 77,960 rentable square feet at an average annual rental rate per square foot of $37.56 and at an average cost of $11.04 per square foot per year of the lease term.

COUSINS HOUSTON

Critical Accounting Policies

Cousins Houston’s financial statements are prepared in accordance with GAAP, as outlined in the FASB’s Accounting Standards Codification (“ASC”), and the notes to the combined financial statements include a summary of the significant accounting policies. The preparation of financial statements in accordance with GAAP requires the use of certain estimates, a change in which could materially affect revenues, expenses, assets, or liabilities. Some of Cousins Houston’s accounting policies are considered to be critical accounting policies, which are policies that are both important to the portrayal of Cousins Houston’s financial condition, results of operations and cash flows, and policies that also require significant judgment or complex estimation processes. Cousins Houston’s critical accounting policies are as follows:

Operating Property Acquisitions

Upon acquisition of an operating property, Cousins Houston records the acquired tangible and intangible assets and assumed liabilities at fair value at the acquisition date. Fair value is based on estimated cash flow projections that utilize available market information and discount and/or capitalization rates as appropriate. Estimates of future cash flows are based on a number of factors, including historical operating results, known and anticipated trends, and market and economic conditions. The acquired assets and assumed liabilities for an acquired operating property generally include, but are not limited to: land, buildings, and identified tangible and intangible assets and liabilities associated with in-place leases, including tenant improvements, leasing costs, value of above-market and below-market leases, and value of acquired in-place leases.

The fair value of land is derived from comparable sales of land within the same submarket and/or region. The fair value of buildings, tenant improvements, and leasing costs are based upon current market replacement costs and other relevant market rate information.

The fair value of the above-market or below-market component of an acquired in-place lease is based upon the present value (calculated using a market discount rate) of the difference between (i) the contractual rents to be paid pursuant to the lease over its remaining term and (ii) management’s estimate of the rents that would be paid using fair market rental rates and rent escalations at the date of acquisition over the remaining term of the lease. In-place leases at acquired properties are reviewed at the time of acquisition to determine if contractual rents are above or below current market rents for the acquired property, and an identifiable intangible asset or liability is recorded if there is an above-market or below-market lease.

The fair value of acquired, in-place leases, is derived based on Cousins Houston’s assessment of lost revenue and costs incurred for the period required to lease the “assumed vacant” property to the occupancy level when purchased. This fair value is based on a variety of considerations including, but not necessarily limited to: (1) the value associated with avoiding the cost of originating the acquired in-place leases; (2) the value associated with lost revenue related to tenant reimbursable operating costs estimated to be incurred during the assumed lease-up period; and (3) the value associated with lost rental revenue from existing leases during the assumed lease-up period. Factors considered in performing these analyses include an estimate of the carrying costs during the expected lease-up periods, such as real estate taxes, insurance, and other operating expenses, current market conditions, and costs to execute similar leases, such as leasing commissions, legal, and other related expenses.

The amounts recorded for above-market and in-place leases are included in intangible assets on the balance sheets, and the amounts for below-market leases are included in intangible liabilities on the balance sheets. These amounts are amortized on a straight-line basis as an adjustment to rental income over the remaining term of the applicable leases.

The determination of the fair value of the acquired tangible and intangible assets and assumed liabilities of operating property acquisitions requires significant judgments and assumptions about the numerous inputs discussed above. The use of different assumptions in these fair value calculations could significantly affect the reported amounts of the allocation of the acquisition related assets and liabilities and the related amortization and depreciation expense recorded for such assets and liabilities. In addition, since the values of above-market and below-market leases are amortized as either a reduction or increase to rental income, respectively, the judgments for these intangibles could have a significant impact on reported rental revenues and results of operations.

Depreciation and Amortization

Cousins Houston depreciates or amortizes operating real estate assets over their estimated useful lives using the straight-line method of depreciation. Cousins Houston uses judgment when estimating the life of real estate assets and when allocating certain indirect project costs to projects under development. Historical data, comparable properties, and replacement costs are some of the factors considered in determining useful lives and cost allocations. The use of different assumptions for the estimated useful life of assets or cost allocations could significantly affect depreciation and amortization expense and the carrying amount of its real estate assets.

Impairment

Cousins Houston reviews its real estate assets on a property-by-property basis for impairment. The first step in this process is for Cousins Houston to use judgment to determine whether an asset is considered to be held and used or held for sale, in accordance with accounting guidance. In order to be considered a real estate asset held for sale, Cousins Houston must, among other things, have the authority to commit to a plan to sell the asset in its current condition, have commenced the plan to sell the asset, and have determined that it is probable that the asset will sell within one year. If Cousins Houston determines that an asset is held for sale, it must record an impairment loss if the fair value less costs to sell is less than the carrying amount. All real estate assets not meeting the held for sale criteria are considered to be held and used.

In the impairment analysis for assets held and used, Cousins Houston must use judgment to determine whether there are indicators of impairment. These indicators could include a decline in a property’s leasing percentage, a current period operating loss or negative cash flows combined with a history of losses at the property, a decline in lease rates for that property or others in the property’s market, or an adverse change in the financial condition of significant tenants.

If Cousins Houston determines that an asset that is held and used has indicators of impairment, Cousins Houston must determine whether the undiscounted cash flows associated with the asset exceed the carrying amount of the asset. If the undiscounted cash flows are less than the carrying amount of the asset, Cousins Houston must reduce the carrying amount of the asset to fair value.

In calculating the undiscounted net cash flows of an asset, Cousins Houston must estimate a number of inputs, including future rental rates, expenditures for future leases, future operating expenses, and market capitalization rates for residual values, among other things. In addition, if there are alternative strategies for the future use of the asset, Cousins Houston must assess the probability of each alternative strategy and perform a probability-weighted undiscounted cash flow analysis to assess the recoverability of the asset. Cousins Houston must use considerable judgment in determining the alternative strategies and in assessing the probability of each strategy selected.

In determining the fair value of an asset, Cousins Houston exercises judgment on a number of factors. Cousins Houston may determine fair value by using a discounted cash flow calculation or by utilizing comparable market information. Cousins Houston must determine an appropriate discount rate to apply to the cash flows in the discounted cash flow calculation. Cousins Houston must use judgment in analyzing comparable market information because no two real estate assets are identical in location and price.

The estimates and judgments used in the impairment process are highly subjective and susceptible to frequent change. If Cousins Houston determines that an asset is held and used, the results of operations could be materially different than if Cousins Houston determines that an asset is held for sale. Different assumptions used in the calculation of undiscounted net cash flows of a project, including the assumptions associated with alternative strategies and the probabilities associated with alternative strategies, could cause a material impairment loss to be recognized when no impairment is otherwise warranted. Cousins Houston’s assumptions about the discount rate used in a discounted cash flow estimate of fair value and its judgment with respect to market information could materially affect the decision to record impairment losses or, if required, the amount of the impairment losses.

Valuation of Receivables

Accounts receivable are reduced by an allowance for amounts that may become uncollectible in the future. Cousins Houston reviews its receivables regularly for potential collection problems in computing the allowance to record against its receivables. This review requires Cousins Houston to make certain judgments regarding collectability, notwithstanding the fact that ultimate collections are inherently difficult to predict. Economic conditions fluctuate over time, and Cousins Houston has tenants in many different industries which experience changes in economic health, making collectability prediction difficult. Therefore, certain receivables currently deemed collectible could become uncollectible, and those reserved could ultimately be collected. A change in judgments made could result in an adjustment to the allowance for doubtful accounts with a corresponding effect on net income.

Recoveries from Tenants

Recoveries from tenants for operating expenses are determined on a calendar year and on a lease-by-lease basis. The most common types of cost reimbursements in Cousins Houston’s leases are utility expenses, building operating expenses, real estate taxes and insurance, for which the tenant pays its pro rata share in excess of a base year amount, if applicable. The computation of these amounts is complex and involves numerous judgments, including the interpretation of lease terms and other tenant lease provisions. Leases are not uniform in dealing with such cost reimbursements and there are many variations in the computation. Cousins Houston accrues income related to these payments each month. Cousins Houston makes monthly accrual adjustments, positive or negative, to recorded amounts to its best estimate of the annual amounts to be billed and collected with respect to the cost reimbursements. After the end of the calendar year, Cousins Houston computes each tenant’s final cost reimbursements and, after considering amounts paid by the tenant during the year, issues a bill or credit for the appropriate amount to the tenant. The differences between the amounts billed less previously received payments and the accrual adjustments are recorded as increases or decreases to revenues when the final bills are prepared, which occurs during the first half of the subsequent year.

Discussion of New Accounting Pronouncements

In 2015, the FASB voted to defer ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new guidance, companies will recognize revenue when the seller satisfies a performance obligation, which would be when the buyer takes control of the good or service. This new guidance could result in different amounts of revenue being recognized and could result in revenue being recognized in different reporting periods than under the current guidance. The standard specifically excludes revenue associated with lease contracts. The guidance is effective for periods beginning after December 15, 2017, with early adoption permitted for periods beginning after December 15, 2016. Management is currently assessing the potential impact of adopting the new guidance.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which amends the existing standards for lease accounting by requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting and reporting. The new standard will require lessees to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months, and classify such leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase of the leased asset by the lessee. This classification will determine whether the lease expense is recognized based on an effective interest method (finance leases) or on a straight-line basis over the term of the lease (operating leases). Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases today. The new standard requires lessors to account for leases using an approach that is substantially equivalent to existing guidance for sales-type leases, direct financing leases and operating leases. ASU 2016-02 supersedes previous leasing standards. The guidance is effective for the fiscal years beginning after December 15, 2018 with early adoption permitted. Management is currently assessing the potential impact of adopting the new guidance.

The following discussion and analysis should be read in conjunction with the combined financial statements and notes.

Results of Operations

Comparison of the three and nine months ended September 30, 2016 to the three and nine months ended September 30, 2015.

Rental Property Revenues. Rental property revenues increased $938,000 and $40,000 for the three and nine months ended September 30, 2016, respectively, primarily due to an increase in occupancy between the periods. The increase in the nine month period was partially offset by a decrease in amortization of above- and below-market rents between the periods.

Rental Property Operating Expenses. Rental property operating expenses increased $564,000 for the three months ended September 30, 2016, due to increases in security, bad debt, and repairs and maintenance, offset by a decrease in utilities expense. Rental property operating expenses decreased $278,000 for the nine months ended September 30, 2016, due to decrease in utilities expense and bad debt expense, partially offset by an increase in real estate taxes.

General and Administrative Expenses. General and administrative expenses increased $569,000 and $2.1 million for the three and nine months ended September 30, 2016, respectively, primarily as a result of an increase in long-term incentive compensation expense incurred by Cousins and allocated to Cousins Houston.

Depreciation and Amortization Expense. Depreciation and amortization expense decreased $2.1 million for the nine months ended September 30, 2016 related to lease expirations and extensions of useful lives of tenant assets as a result of lease modifications.

Liquidity and Capital Resources

Cash Flows

Cash and cash equivalents were $59,000 and $109,000 at September 30, 2016 and December 31, 2015, respectively. The following table summarizes the changes in cash flows for the nine months ended September 30, 2016 and 2015 (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Net cash provided by operating activities	$43,601	46,559	(2,958)
Net cash used in investing activities	(29,242)	(42,506)	13,264
Net cash used in financing activities	(14,409)	(4,395)	(10,014)

Cash flows provided by operating activities decreased $3.0 million between the periods, primarily due to the timing of cash receipts and expenditures of operating assets and liabilities.
Cash flows used in investing activities decreased $13.3 million between the periods due to a decrease in property improvements and tenant asset expenditures.
Cash flows used in financing activities increased $10.0 million between the periods due to an increase in distributions, net, to Cousins.

Note Payable

The table below presents the principal payments due and interest rate for the note payable at September 30, 2016 (dollars in thousands).

	Interest Rate	Total Mortgage Maturities	Balloon Payment	Principal Amortization
Schedule of Mortgage Maturities by Years:
2016		$885	$—	$885
2017		3,636	—	3,636
2018		3,794	—	3,794
2019		3,959	—	3,959
2020		166,896	163,815	3,081
Total principal maturities		179,170	$163,815	$15,355
Unamortized debt issuance costs, net		(699)
Note payable	4.3%	$178,471
Fair value at September 30, 2016		$185,800

Contractual Obligations and Commitments

Cousins Houston was subject to the following contractual obligations and commitments at September 30, 2016 (in thousands):

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Contractual Obligations:
Company debt:
Mortgage notes payable	$179,170	$3,597	$7,671	$167,902	$—
Interest commitments	29,868	7,563	14,650	7,655	—
Total contractual obligations	$209,038	$11,160	$22,321	$175,557	$—
Commitments:
Unfunded tenant improvements	$63,546	$30,191	$17,008	$16,347	$—
Total commitments	$63,546	$30,191	$17,008	$16,347	$—

In addition, Cousins Houston has several standing or renewable service contracts mainly related to the operation of the buildings. These contracts are in the ordinary course of business and are generally one year or less. These contracts are not included in the above tables and are generally reimbursed in whole or in part by tenants.

As of September 30, 2016, Cousins Houston did not have any variable rate debt.

Capital Expenditures

Cousins Houston incurs costs related to its real estate assets that include redevelopment, leasing costs for new or replacement tenants, and ongoing property repairs and maintenance. Capital expenditures for these costs are included in the property improvements and tenant asset expenditures line item within investing activities on the combined statements of cash flows. Amounts accrued are removed from the table below (accrued capital expenditures adjustment and other) to show the components of these costs on a cash basis. Components of costs included in this line item for the nine months ended September 30, 2016 and 2015 were as follows (in thousands):

	Nine Months Ended September 30,
	2016	2015
Operating properties - leasing costs	$13,305	$29,258
Operating properties - building improvements	16,964	11,552
Accrued capital expenditures adjustment and other	(1,027)	1,696
Total property acquisition and development expenditures	$29,242	$42,506
Capital expenditures decreased in 2016 mainly due to decreased capitalized leasing costs. Capitalized leasing costs, which include tenant improvements, leasing costs and related capitalized personnel costs, are a function of the number and size of newly executed leases or renewals of existing leases. The amounts of tenant improvement and leasing costs on a per square foot basis for the nine months ended September 30, 2016 were as follows:

Nine Months Ended September 30,
2016
New leases	$7.71
Renewal leases	4.91
Expansion leases	6.62

Off Balance-Sheet Arrangements

As of September 30, 2016, Cousins Houston did not have any off-balance sheet arrangements.

Non-GAAP Financial Measures

Funds From Operations (FFO)

Cousins Houston’s management believes that FFO is an appropriate measure of performance for a REIT and computes this measure in accordance with the NAREIT definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from sale of previously depreciable real estate assets, impairment charges related to depreciable real estate under GAAP, plus depreciation and amortization related to depreciable real estate. Further, Cousins Houston does not adjust FFO to eliminate the effects of non-recurring charges. Cousins Houston believes that FFO is a meaningful supplemental measure of its operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. However, since real estate values have historically risen or fallen with market and other conditions, many industry investors and analysts have considered presentation of operating results for real estate companies that use historical cost accounting to be insufficient. Thus, NAREIT created FFO as a supplemental measure of operating performance for REITs that excludes historical cost depreciation and amortization, among other items, from net income, as defined by GAAP. Cousins Houston believes that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs by the investing public and making comparisons of operating results among such companies more meaningful. FFO as reported by Cousins Houston may not be comparable to FFO reported by other REITs that do not define the term in accordance with the current NAREIT definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not an indication of cash available to fund cash needs. FFO should not be considered an alternative to net income as an indicator of Cousins Houston’s operating performance or as an alternative to cash flow as a measure of liquidity.

The following table reconciles net income to FFO for Cousins Houston for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$7,075	$7,776	$17,774	$17,884
Depreciation and amortization	15,221	15,348	46,389	48,442
FFO	$22,296	$23,124	$64,163	$66,326

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA)

Cousins Houston believes that using EBITDA as a non-GAAP financial measure helps investors and Cousin Houston’s management analyze its ability to service debt and pay cash distributions. Cousins Houston defines EBITDA as net income before interest expense and depreciation and amortization.

The following table reconciles net income to EBITDA of Cousins Houston for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$7,075	$7,776	$17,774	$17,884
Interest expense	1,956	1,993	5,896	6,004
Depreciation and amortization	15,221	15,348	46,389	48,442
EBITDA	$24,252	$25,117	$70,059	$72,330

Net Operating Income (NOI)

Cousins Houston defines NOI as income from office properties less property operating expenses. Cousins Houston considers NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating Cousins Houston’s properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income.

The following table reconciles net income to NOI of Cousins Houston for the three and nine months ended September 30, 2016 and 2015 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(unaudited)
Net income	$7,075	$7,776	$17,774	$17,884
Other income	—	(176)	(288)	(263)
General and administrative expenses	1,688	1,119	6,665	4,545
Depreciation and amortization	15,221	15,348	46,389	48,442
Interest expense	1,956	1,993	5,896	6,004
Transaction costs	494	—	494	—
NOI	$26,434	$26,060	$76,930	$76,612

Leasing Activity

In the nine months ended September 30, 2016, Cousins Houston leased or renewed approximately 322,000 square feet of office space. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $12.29 per square foot for the nine months ended September 30, 2016. Cash basis net effective rent per square foot increased 9.0% in the same period on spaces that have been previously occupied. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. During the nine months ended September 30, 2016, Cousins Houston had 150,000 square feet of office space under leases that expired and were not renewed.

In the nine months ended September 30, 2015, Cousins Houston leased or renewed approximately 655,000 square feet of office space. Net effective rent, representing base rent less operating expense reimbursements and leasing costs, for new or renewed non-amenity leases with terms greater than one year was $15.82 per square foot for the nine months ended September 30, 2015. Cash basis net effective rent per square foot increased 30.0% during the nine months ended September 30, 2015 on spaces that have been previously occupied. Cash basis net effective rent represents net rent at the end of the term paid by the prior tenant compared to the net rent at the beginning of the term paid by the current tenant. During the nine months ended September 30, 2015, Cousins Houston had 375,000 square feet of office space under leases that expired and were not renewed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

See information appearing under the captions “Parkway, Inc.—Liquidity and Capital Resources,” “Parkway Houston—Liquidity and Capital Resources,” and “Cousins Houston—Liquidity and Capital Resources,” appearing in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures at September 30, 2016. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective at September 30, 2016 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended is accumulated and communicated to the Company’s management

(including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

The SEC, as required by Section 404 of the Sarbanes-Oxley Act, adopted rules that generally require every company that files reports with the SEC to evaluate its effectiveness of internal controls over financial reporting. Our management is not required to evaluate the effectiveness of our internal controls over financial reporting until the filing of our Annual Report on Form 10-K for the year ending December 31, 2017 (the “2017 Form 10-K”), due to a transition period established by SEC rules applicable to new public companies. As a result, this Quarterly Report on Form 10-Q does not address whether there have been any changes in internal control over financial reporting. We intend to include an evaluation of our internal controls over financial reporting in our 2017 Form 10-K.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

We and our subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Our management does not believe that any such litigation, individually or in the aggregate, will materially affect our business, financial condition or results of operations.

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties, please refer to the section titled “Risk Factors” in our Information Statement filed as Exhibit 99.1 to our Form 8-K filed on September 28, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Separation and Reorganization consummated on October 6, 2016 pursuant to the Merger Agreement, and the Separation, Distribution, and Transition Services Agreement, the Company issued approximately 49,110,645 shares of common stock to Cousins and its affiliates in exchange for certain contributions of assets, approximately 858,417 shares of limited voting stock to Cousins or its affiliates in exchange for certain contributions of assets and 50 shares of non-voting preferred stock to Cousins Properties LP, the operating partnership of Cousins, in exchange for a $5 million cash contribution. These issuances of common stock, limited voting stock and non-voting preferred stock were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended, as transactions not involving a public offering. The assets received in these transfers include certain properties held by the Operating Partnership. Cash proceeds from the issuance of non-voting preferred stock will be used for general corporate costs.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
2.1
Separation, Distribution and Transition Services Agreement, dated October 5, 2016, by and among Cousins Properties Incorporated, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on October 6, 2016).

2.2
Tax Matters Agreement, dated October 5, 2016, by and among Cousins Properties Incorporated, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed on October 6, 2016).

2.3
Employee Matters Agreement, dated October 5, 2016, by and among Cousins Properties Incorporated, Cousins Properties LP, Clinic Sub Inc., Parkway Properties, Inc., Parkway Properties LP, Parkway Properties General Partners, Inc., Parkway, Inc. and Parkway Operating Partnership LP. (incorporated by reference to Exhibit 2.3 to the Company’s Form 8-K filed on October 6, 2016).

3.1	Articles of Amendment and Restatement of Parkway, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2016).
3.2	Amended and Restated Bylaws of Parkway, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 5, 2016).
4.1	Specimen Stock Certificate of Parkway, Inc. (incorporated by reference to Exhibit 10.27 to the Company's Amendment No. 3 on Form 10 filed on September 19, 2016).

10.1
Amended and Restated Agreement of Limited Partnership of Parkway Operating Partnership LP, dated October 6, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on October 12, 2016).

10.2
Amendment No. 4 to the Second Amended and Restated Agreement of Limited Partnership of Parkway Properties LP, as amended, dated October 6, 2016, between Parkway, Inc. and Parkway Properties General Partners, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on October 12, 2016).

10.3
Stockholders Agreement, dated October 5, 2016, by and among Parkway, Inc., TPG VI Pantera Holdings, L.P. and TPG VI Management, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on October 12, 2016).

10.4
Credit Agreement, dated as of October 6, 2016, by and among Parkway Operating Partnership LP, as Borrower, Parkway, Inc., as Parent, the financial institutions party thereto and their assignees, as Lenders, and Bank of America, N.A., as Administrative Agent, Wells Fargo Bank, National Association, as Syndication Agent, and JPMorgan Chase Bank, N.A., Citizens Bank, National Association, and Keybank National Association, as Co-Documentation Agents (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on October 12, 2016).

10.5
Guaranty, dated as of October 6, 2016, by Parkway, Inc., Parkway Properties General Partners, Inc., Parkway Properties LP and certain subsidiaries of Parkway Operating Partnership LP in favor of Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed on October 12, 2016).

10.6*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed on October 12, 2016).
10.7*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed onOctober 12, 2016).
10.8*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and Scott E. Francis (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed onOctober 12, 2016).
10.9*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and Jason A. Bates (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed October 12, 2016).
10.10*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and James A. Thomas (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed on October 12, 2016).
10.11*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and R. Dary Stone (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed on October 12, 2016).
10.12*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and James H. Hance, Jr. (incorporated by reference to Exhibit 10.12 to the Company’s Form 8-K filed on October 12, 2016).
10.13*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and Craig B. Jones (incorporated by reference to Exhibit 10.13 to the Company’s Form 8-K filed on October 12, 2016).
10.14*
Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and Frank J. Johnson, III
(incorporated by reference to Exhibit 10.14 to the Company’s Form 8-K filed on October 12, 2016).

10.15*	Indemnification Agreement, dated October 7, 2016, by and between Parkway, Inc. and Avi Banyasz (incorporated by reference to Exhibit 10.15 to the Company’s Form 8-K filed on October 12, 2016).
10.16*	Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.16 to the Company’s Form 8-K filed on October 12, 2016).
10.17*
Form of Stock Option Award Agreement – Assumed Options under the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.27 to the Company’s Amendment No. 3 on Form 10 filed on September 19, 2016).

10.18*
Form of Restricted Stock Unit Agreement – Assumed RSU Awards under the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (incorporated by reference to Exhibit 10.28 to the Company’s Amendment No. 3 on Form 10 filed on September 19, 2016).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101**
The following materials from Parkway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets, (ii) consolidated statement of operations, (iii) consolidated statement of changes in stockholder's equity, (iv) consolidated statement of cash flows, and (v) the notes to the consolidated financial statements.**

* Denotes a management contract or compensatory plan, contract or arrangement.

** Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  November 14, 2016                 PARKWAY, INC.

BY: /s/ Scott E. Francis
Scott E. Francis
Executive Vice President, Chief Financial Officer and Chief Accounting Officer