Form 10-Q/A
period 2016-09-30
Parkway, Inc.
filed 2017-02-21
CIK 1677761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A
(Amendment No. 1)

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

Explanatory Note

This Amendment No. 1 (“Amendment No. 1”) to the Parkway, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed with the Securities and Exchange Commission on November 14, 2016 (the “Form 10-Q”), is being filed solely to furnish in XBRL (eXtensible Business Reporting Language) format, as required by Exhibit 101 to the Form 10-Q, certain financial statements with respect to which XBRL format was not previously provided. Exhibit 101 to this report provides financial statements and related notes of the Company, including its predecessors, formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

31.1**	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101***
The following materials from Parkway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets of Parkway, Inc., (ii) consolidated statement of operations of Parkway, Inc., (iii) consolidated statement of changes in stockholder's equity of Parkway, Inc., (iv) consolidated statement of cash flows of Parkway, Inc., (v) the notes to the consolidated financial statements of Parkway, Inc., (vi) combined balance sheets for each of Parkway Houston and Cousins Houston, (vii) combined statements of operations for each of Parkway Houston and Cousins Houston, (viii) combined statement of changes in equity for Parkway Houston, (ix) combined statements of equity for Cousins Houston, (x) combined statements of cash flows for each of Parkway Houston and Cousins Houston, and (xi) notes to the combined financial statements of each of Parkway Houston and Cousins Houston.

* Denotes a management contract or compensatory plan, contract or arrangement.

** Previously filed as an exhibit to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2016.

*** Furnished herewith. Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DATE:  February 21, 2017                PARKWAY, INC.

BY: /s/ Scott E. Francis
Scott E. Francis
Executive Vice President, Chief Financial Officer and Chief Accounting Officer