Form 10-Q
period 2017-03-31
Parkway, Inc.
filed 2017-05-08
CIK 1677761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☑	(Do not check if a smaller reporting company)
Smaller reporting company ☐
Emerging growth company ☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 49,195,214 shares of common stock, $0.001 par value, and 858,417 shares of limited voting stock, $0.001 par value, outstanding at May 1, 2017.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Parkway, Inc. (the “Company”) includes the financial statements of both the Company, as of and for the three months ended March 31, 2017, and the Company’s predecessors, Parkway Houston and Cousins Houston, for the three months ended March 31, 2016. “Parkway Houston” is the portion of the Houston Business (as defined below) previously owned and operated by Parkway Properties, Inc. (“Legacy Parkway”), including Legacy Parkway’s fee-based real estate services and certain other assets previously owned by Legacy Parkway. “Cousins Houston” is the portion of the Houston Business previously owned and operated by Cousins Properties Incorporated (“Cousins”). “Houston Business” is the portion of the combined businesses of Legacy Parkway and Cousins relating to the ownership of real properties in Houston, Texas, together with Legacy Parkway’s fee-based real estate services, which was contributed to the Company pursuant to the Separation (as defined below). Parkway Houston and Cousins Houston were not operated by Legacy Parkway or Cousins as stand-alone businesses.

On October 6, 2016, Legacy Parkway merged with and into Clinic Sub Inc., a wholly owned subsidiary of Cousins, with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). The Merger was consummated pursuant to that certain Agreement and Plan of Merger, dated April 28, 2016 (the “Merger Agreement”), by and among Cousins, Clinic Sub Inc., Legacy Parkway and Parkway Properties LP (“Parkway LP”). Following the consummation of the Merger on October 6, 2016, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services, from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to the Company, and the remainder of the combined business was transferred to Cousins Properties LP, a Delaware limited partnership (“Cousins LP”), the operating partnership of Cousins. On October 7, 2016, following the Separation and Reorganization, Cousins completed the spin-off of the Company, by distributing all of the Company’s outstanding shares of common and limited voting stock to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). The Spin-Off was consummated pursuant to the Merger Agreement and that certain Separation, Distribution and Transition Services Agreement, dated October 5, 2016, by and among the Company, Parkway LP, Cousins, Cousins LP and certain other parties.

The financial statements of the Company’s predecessors, Parkway Houston and Cousins Houston, presented in this Quarterly Report on Form 10-Q cover the period for the three months ended March 31, 2016, which was prior to consummation of the Separation, the UPREIT Reorganization and the Spin-Off. Therefore, the discussion of the results of operations, cash flows and financial condition of Parkway Houston and Cousins Houston set forth in this Quarterly Report on Form 10-Q is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company.

PARKWAY, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED MARCH 31, 2017

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

Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to:

•	our short operating history as an independent company;

•	conditions associated with our primary market, including an oversupply of office space, customer financial difficulties and general economic conditions;

•	that each of our properties represent a significant portion of our revenues and costs;

•	that our Spin-Off from Cousins will not qualify for tax-free treatment;

•	our ability to meet mortgage debt obligations on certain of our properties;

•	the availability of refinancing current debt obligations;

•	risks associated with joint ventures and potential co-investments with third-parties;

•	changes in any credit rating we may subsequently obtain;

•	changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;

•	the actual or perceived impact of global and economic conditions, including U.S. monetary policy;

•	declines in commodity prices, which may negatively impact the Houston, Texas market;

•	the concentration of our customers in the energy sector;

•	that a significant portion of our revenues comes from our top 20 customers;

•	the demand for and market acceptance of our properties for rental purposes;

•	our ability to enter into new leases or renewal leases on favorable terms;

•	the potential for termination of existing leases pursuant to customer termination rights;

•	the amount, growth and relative inelasticity of our expenses;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

•	the outcome of claims and litigation involving or affecting the company;

•	the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate the assets and related operations acquired in such transactions after the closing;

•	applicable regulatory changes;

•	risks associated with the ownership and development of real property, including risks related to natural disasters and illiquidity of real estate;

•	risks associated with acquisitions, including the integration of the combined Houston Business;

•	risks associated with the fact that our historical and pro forma financial information may not be a reliable indicator of our future results;

•	risks associated with achieving expected synergies or cost savings;

•	defaults or non-renewal of leases;

•	termination or non-renewal of property management contracts;

•	our failure to maintain our status as real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	risks associated with the potential volatility of our common stock; and

•	other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

A discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2016, as well as risks, uncertainties and other factors discussed in this Quarterly Report on Form 10-Q and identified in other documents filed by us with the SEC. Should one or more of these risks or uncertainties occur, or should underlying assumptions prove incorrect, our business, financial condition, liquidity, cash flows and financial results could differ materially from those expressed in any forward-looking statement. While forward-looking statements reflect our good faith beliefs, they are not guarantees of future performance. Any forward-looking statement speaks only as of the date on which it is made. New risks and uncertainties arise over time, and it is not possible for us to predict the occurrence of those matters or the manner in which they may affect us. Except as required by law, we undertake no obligation to publicly update or revise any forward-looking statement to reflect changes in underlying assumptions or factors, of new information, data or methods, future events or other changes.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARKWAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(Unaudited)

	March 31, 2017	December 31, 2016
Assets
Real estate related investments:
Office properties	$775,546	$1,864,668
Accumulated depreciation	(45,526)	(159,057)
Total real estate related investments, net	730,020	1,705,611

Cash and cash equivalents	174,432	230,333
Receivables and other assets	53,775	92,257
In-place lease intangibles, net of accumulated amortization of $23,964 and $76,137, respectively	58,454	117,243
Other intangible assets, net of accumulated amortization of $1,782 and $4,202, respectively	13,738	18,451
Assets held for sale	1,087,120	—
Total assets	$2,117,539	$2,163,895

Liabilities
Notes payable to banks, net	$342,324	$341,602
Mortgage notes payable, net	378,042	451,577
Accounts payable and other liabilities	29,288	47,219
Accrued tenant improvements	7,767	66,104
Accrued property taxes	6,219	53,659
Below market leases, net of accumulated amortization of $10,632 and $26,958, respectively	20,254	51,812
Liabilities related to assets held for sale	199,856	—
Total liabilities	983,750	1,011,973

Equity
Parkway, Inc. stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized and 49,195,214 and 49,110,645 shares issued and outstanding on March 31, 2017 and December 31, 2016, respectively	49	49
Limited voting stock, $0.001 par value, 1,000,000 shares authorized and 858,417 shares issued and outstanding	1	1
8.00% Series A non-voting preferred stock, $100,000 liquidation preference per share, 50 shares authorized, issued and outstanding, and preferred stock, $0.001 par value, 48,999,950 shares authorized, zero issued and outstanding	5,000	5,000
Additional paid-in capital	1,137,980	1,138,151
Accumulated deficit	(31,806)	(14,316)
Total Parkway, Inc. stockholders’ equity	1,111,224	1,128,885
Noncontrolling interest - unitholders	22,565	23,037
Total equity	1,133,789	1,151,922
Total liabilities and equity	$2,117,539	$2,163,895

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(in thousands, except per share data)
(unaudited)

Three Months Ended March 31, 2017
Revenues
Income from office properties	$70,117
Management company income	1,248
Total revenues	71,365
Expenses
Property operating expenses	30,444
Management company expenses	1,746
Depreciation and amortization	23,768
Impairment loss on real estate	15,000
General and administrative	4,148
Total expenses	75,106
Operating loss	(3,741)
Other income and expenses
Interest income	208
Interest expense	(8,686)
Loss before income taxes	(12,219)
Income tax expense	(490)
Net loss	(12,709)
Net loss attributable to noncontrolling interest - unitholders	260
Net loss attributable to Parkway, Inc.	(12,449)
Dividends on preferred stock	(100)
Net loss attributable to common stockholders	$(12,549)

Net loss per common share attributable to Parkway, Inc.:
Basic net loss per common share attributable to Parkway, Inc.	$(0.26)
Diluted net loss per common share attributable to Parkway, Inc.	$(0.26)
Weighted average shares outstanding:
Basic	49,193
Diluted	49,193

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per share data)
(unaudited)

	Parkway, Inc. Stockholders’ Equity
	Common Stock	Limited Voting Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest - Unitholders	Total Equity
Balance at December 31, 2016	$49	$1	$5,000	$1,138,151	$(14,316)	$23,037	$1,151,922
Net loss	—	—	—	—	(12,449)	(260)	(12,709)
Common dividends declared - $0.10 per share	—	—	—	—	(4,941)	(102)	(5,043)
Preferred dividends declared - $2,000 per share	—	—	—	—	(100)	—	(100)
Share-based compensation	—	—	—	488	—	—	488
Purchase of 29,921 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	—	(665)	—	—	(665)
Redemption of operating partnership units	—	—	—	6	—	(110)	(104)
Balance at March 31, 2017	$49	$1	$5,000	$1,137,980	$(31,806)	$22,565	$1,133,789

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended March 31, 2017
Operating activities
Net loss	$(12,709)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	23,768
Amortization of above/below market leases, net	(1,227)
Amortization of financing costs	810
Amortization of debt premium	(548)
Share-based compensation expense	488
Deferred income tax expense	91
Impairment loss on real estate	15,000
Increase in deferred leasing costs	(3,442)
Changes in operating assets and liabilities:
Change in receivables and other assets	(14,610)
Change in accounts payable and other accrued expenses	(46,427)
Cash used in operating activities	(38,806)
Investing activities
Improvements to real estate	(8,872)
Cash used in investing activities	(8,872)
Financing activities
Principal payments on mortgage notes payable	(2,288)
Deferred financing costs	(44)
Purchase of common stock	(665)
Dividends paid on common stock	(4,920)
Dividends paid on common units of the operating partnership	(102)
Dividends paid on non-voting preferred stock	(100)
Redemption of operating partnership units	(104)
Cash used in financing activities	(8,223)
Change in cash and cash equivalents	(55,901)
Cash and cash equivalents at beginning of period	230,333
Cash and cash equivalents at end of period	$174,432

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

Three Months Ended March 31, 2017
Supplemental cash flow information:
Cash paid for interest	$8,358
Cash paid for income taxes	—
Supplemental schedule of non-cash investing and financing activity:
Transfer of assets held for sale	$1,087,120
Transfer of liabilities related to assets held for sale	199,856
Accrued capital expenditures	20,881

PARKWAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2017
(unaudited)

Note 1—Organization

Parkway, Inc. (the “Company”) is an independent, publicly traded, self-managed real estate investment trust (“REIT”) that owns and operates high-quality office properties located in submarkets in Houston, Texas. The Company’s portfolio consists of five assets comprising 19 buildings and totaling approximately 8.7 million rentable square feet (unaudited) in the Galleria, Greenway and Westchase submarkets of Houston, providing geographic focus and significant operational scale and efficiencies.

In addition, the Company operates a fee-based real estate service (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”) through a wholly owned subsidiary, Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which in total managed approximately 3.8 million square feet (unaudited) for primarily third-party owners as of March 31, 2017. Unless otherwise indicated, all references to square feet represent net rentable square feet.

The Company’s Spin-Off from Cousins

On October 7, 2016, Cousins Properties Incorporated (“Cousins”) completed the spin-off of the Company by distributing all of the Company’s outstanding shares of common and limited voting stock to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). The Spin-Off was effected pursuant to that certain Agreement and Plan of Merger (the “Merger Agreement”), dated as of April 28, 2016, by and among Parkway Properties, Inc. (“Legacy Parkway”), Parkway Properties LP (“Parkway LP”), Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins, and pursuant to that certain Separation, Distribution and Transition Services Agreement (the “Separation and Distribution Agreement”), dated as of October 5, 2016, among the Company, Cousins and certain other parties thereto.

Prior to the Spin-Off, the Company was incorporated on June 3, 2016 as a wholly owned subsidiary of Legacy Parkway. On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). In connection with the Merger, the Company became a subsidiary of Cousins. Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s Third-Party Services Business, from the remainder of the combined businesses (the “Separation”). In connection with the Separation, the Company and Cousins reorganized the businesses through a series of transactions (the “UPREIT Reorganization”), pursuant to which the Houston Business was transferred to the Company, and the remainder of the combined business was transferred to Cousins Properties LP, a Delaware limited partnership (“Cousins LP”), the operating partnership of Cousins. Following the Separation and UPREIT Reorganization, Cousins effected the Spin-Off on October 7, 2016.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company, through its wholly owned subsidiary Parkway Properties General Partners, Inc., is the sole, indirect general partner of Parkway Operating Partnership LP (the “Operating Partnership”), and as of March 31, 2017, owned an approximate 98% interest in the Operating Partnership directly and through its subsidiaries Parkway Properties General Partners, Inc. and Parkway LP. The remaining 2% interest is indirectly held by certain persons through their limited partnership interests in Parkway LP. As the sole, indirect general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s operations and management.

The accompanying unaudited consolidated financial statements have been prepared by the Company’s management (“management”) in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and the requirements of the Securities and Exchange Commission (“SEC”).

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company also consolidates subsidiaries where the entity is a variable interest entity (a “VIE”) and the Company is the primary beneficiary because it has the power to direct the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Operating Partnership was determined to be a VIE, and the Company is considered to be the primary beneficiary. All significant intercompany transactions and accounts have been eliminated in the accompanying financial statements.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ended December 31, 2017. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 and the audited financial statements included therein and the notes thereto.

The balance sheet at December 31, 2016 has been derived from the audited financial statements as of that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

The Company’s operations are exclusively in the real estate industry and principally involve the operation, leasing, acquisition and ownership of office buildings in Houston, Texas.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contract with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's revenues that will be impacted by this standard include revenues earned from fee-based real estate services, sales of real estate assets including land parcels and operating properties and other ancillary income. The Company expects that the amount and timing of revenue recognition from its fee-based real estate services referenced above will be generally consistent with its current measurement and pattern of recognition. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018 and continues to evaluate the adoption impacts of this standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 increases transparency and comparability among organizations by recognizing lease assets and lease liabilities of lessees on the balance sheet and disclosing key information about leasing arrangements. Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Additionally, certain leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02. The Company expects to adopt this guidance effective January 1, 2019 and will utilize the modified retrospective method of adoption. Substantially all of the Company's revenues are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, including revenues that related to consideration from non-lease components, may be affected. The Company is still assessing the impact of adopting this guidance.

In January 2017, the FASB issued ASU 2017-01, “Business Combinations (Topic 805)” (“ASU 2017-01”). ASU 2017-01 clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for periods beginning after December 15, 2017, including interim periods within those periods. The Company adopted this standard prospectively as of January 1, 2017.

In February 2017, the FASB issued ASU 2017-05, “Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20)” (“ASU 2017-05”). ASU 2017-05 clarifies the scope of asset derecognition guidance and accounting for partial sales of nonfinancial assets. Partial sales of nonfinancial assets are common in the real estate industry and include transactions in which the seller retains an equity interest in the entity that owns the assets or has an equity interest in the buyer. ASU 2017-05 requires the re-measurement to fair value of a retained interest in a partial sale. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. The Company is currently assessing the impact of this guidance.

Note 3—Real Estate Related Investments, Net, Assets Held for Sale, and Liabilities Related to Assets Held for Sale

Included in real estate related investments, net are CityWestPlace, San Felipe Plaza, and Post Oak Central as of March 31, 2017.

Balances of major classes of depreciable assets and their respective estimated useful lives are (in thousands):

Asset Category	Useful Life	March 31, 2017	December 31, 2016
Land	Non-depreciable	$134,978	$417,315
Buildings and garages	7 to 40 years	529,640	1,095,815
Building improvements	5 to 40 years	17,769	55,093
Tenant improvements	Lesser of useful life or term of lease	93,159	296,445
		$775,546	$1,864,668

Assets Held for Sale and Liabilities Related to Assets Held for Sale

On February 17, 2017, the Company, through its Operating Partnership and certain other subsidiaries, entered into an Omnibus Contribution and Partial Interest Assignment Agreement (the “Contribution Agreement”) with an affiliate of Canada Pension Plan Investment Board (“CPPIB”) and an entity controlled by TH Real Estate Global Asset Management and Silverpeak Real Estate Partners (“TIAA/SP”). Pursuant to the Contribution Agreement, on April 20, 2017, the Company completed the sale to these investors, indirectly through a new joint venture, of an aggregate 49% interest in the Company's Greenway Plaza and Phoenix Tower properties (the “Greenway Properties” and such joint venture, the “Greenway Properties joint venture”) for a gross sales price of $512.1 million.

The Greenway Properties joint venture is owned through a 51% interest by subsidiaries of the Operating Partnership (with 1% being held by a subsidiary acting as the general partner and 50% being held by a subsidiary acting as a limited partner) and 24.5% by each of CPPIB and TIAA/SP, each as a limited partner of the joint venture. The Company serves as general partner and also provides property management and leasing services to the Greenway Properties joint venture. While the Company has significant influence over the operations of the joint venture, CPPIB and TIAA/SP hold substantive participating rights. As a result, the Company will deconsolidate the Greenway Properties joint venture, and the retained interest will be accounted for under the equity method. During the three months ended March 31, 2017, the Company recorded a $15.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value, less costs to sell, of the properties related to the Greenway Properties joint venture. The Company recorded balances related to the Greenway Properties joint venture as assets held for sale and liabilities related to assets held for sale in its consolidated balance sheet as of March 31, 2017. Total income from office properties, property operating expenses, depreciation and amortization expense, impairment loss on real estate and interest expense for the Greenway Properties joint venture were $38.0 million, $16.9 million, $13.1 million, $15.0 million, and $953,000 for the three months ended March 31, 2017, respectively.

The Greenway Properties joint venture was consummated on April 20, 2017. See “Note 10—Subsequent Events” for additional information on the Greenway Properties joint venture.

A summary of assets held for sale and liabilities related to assets held for sale at March 31, 2017 is as follows (dollars in thousands):

Assets Held for Sale
Real estate related investments:
Office properties	$1,103,601
Accumulated depreciation	(129,282)
Total real estate related investments, net	974,319

Receivables and other assets	56,752
In-place lease intangibles, net of accumulated amortization of $58,596	52,234
Other intangible assets, net of accumulated amortization of $3,188	3,815
Total assets held for sale	$1,087,120

Liabilities Held for Sale
Mortgage notes payable, net	$70,743
Accounts payable and other liabilities	23,740
Accrued tenant improvements	68,847
Accrued property taxes	7,024
Below market leases, net of accumulated amortization of $18,384	29,502
Total liabilities related to assets held for sale	$199,856

The Company is geographically concentrated in Houston, Texas. For the three months ended March 31, 2017, three tenants in the Company's portfolio (including those assets held for sale) represented 11.3%, 8.3% and 6.2% of income from office properties, respectively.

Note 4—Capital and Financing Transactions

Notes Payable to Banks, Net

A summary of notes payable to banks, net at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	Interest Rate	Initial Maturity	Outstanding Balance at March 31, 2017	Outstanding Balance at December 31, 2016
$100.0 Million Revolving Credit Facility	4.0%	10/06/2019	$—	$—
$350.0 Million Three-Year Term Loan	3.9%	10/06/2019	350,000	350,000
Notes payable to banks outstanding			350,000	350,000
Unamortized debt issuance costs, net			(7,676)	(8,398)
Total notes payable to banks, net			$342,324	$341,602

Credit Facility

In connection with the Separation and the UPREIT Reorganization, on October 6, 2016, the Company and the Operating Partnership, as borrower, entered into a credit agreement providing for (i) the three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (ii) the three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”), with Bank of America, N.A., as Administrative Agent, and the lenders party thereto (collectively, the “Lenders”). The Credit Facility had an initial maturity date of October 6, 2019, but was subject to a one-year extension option at the election of the Operating Partnership. The exercise of the extension option required the payment of an extension fee and the satisfaction of certain other customary conditions. The credit agreement also permitted the Operating Partnership to utilize up to $15 million of the Revolving Credit Facility for the issuance of letters of credit. Interest on the Credit Facility accrued at a rate based on LIBOR or a base rate plus an applicable margin. The Credit Facility was prepayable at the election of the borrower (upon not less than three business days’ written notice to the administrative agent) without premium or penalty (other than customary breakage fees), and did not require any scheduled repayments of principal prior to the maturity date. The Credit Facility was guaranteed pursuant to a Guaranty Agreement entered into on October 6, 2016, by the Company, all wholly owned material subsidiaries of the Operating Partnership that are not otherwise prohibited from guarantying the Credit Facility, Parkway Properties General Partners, Inc. and Parkway LP.

As of March 31, 2017, no amounts were drawn on the Revolving Credit Facility, and the Term Loan was fully funded on October 6, 2016 in connection with the Separation and the UPREIT Reorganization, whereby the Company contributed approximately $167 million of the proceeds of the Term Loan, directly or indirectly, to Cousins LP, which used such funds to repay certain indebtedness of Cousins and its subsidiaries, including Legacy Parkway’s previously-existing credit facilities. The Operating Partnership retained the remaining proceeds of the Term Loan as working capital for the general corporate purposes of the Operating Partnership.

On April 17, 2017, in connection with completion of the Greenway Properties joint venture transaction, the Operating Partnership repaid in full all amounts outstanding under the Credit Facility and terminated the Credit Facility. See “Note 10—Subsequent Events” for additional information.

Mortgage Notes Payable, Net

A summary of mortgage notes payable, net at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

Office Properties	Fixed Rate	Maturity Date	March 31, 2017	December 31, 2016
San Felipe Plaza	4.8%	12/01/2018	$105,623	$106,085
CityWestPlace III and IV	5.0%	03/05/2020	88,279	88,700
Post Oak Central	4.3%	10/01/2020	177,391	178,285
Phoenix Tower	3.9%	03/01/2023	—	76,561
Unamortized premium, net			7,359	2,600
Unamortized debt issuance costs, net			(610)	(654)
Total mortgage notes payable, net			$378,042	$451,577

As of March 31 2017, the $76.1 million mortgage associated with Phoenix Tower was included in liabilities related to assets held for sale on the Company's consolidated balance sheet. See “Note 10—Subsequent Events” for additional information regarding the assumption of the Phoenix Tower mortgage by the Greenway Properties joint venture.

Note 5—Fair Values of Financial Instruments

FASB ASC “Fair Value Measurements and Disclosures,” (“ASC 820”) defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. ASC 820 also provides guidance for using fair value to measure financial assets and liabilities. The codification requires disclosure of the level within the fair value hierarchy in which the fair value measurements fall, including measurements using quoted prices in active markets for identical assets or liabilities (Level 1), quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active (Level 2), and significant valuation assumptions that are not readily observable in the market (Level 3).

Fair values of financial instruments were as follows (in thousands):

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$174,432	$174,432	$230,333	$230,333
Financial Liabilities:
Notes payable to banks (1)	$350,000	$351,073	$350,000	$349,372
Mortgage notes payable (1)	371,293	383,241	449,631	452,753
Mortgage notes payable - held for sale (1) (2)	76,050	72,790	76,561	69,389
(1) The carrying amounts of notes payable to banks and mortgage notes payable represent par values.
(2) As of March 31, 2017, the Phoenix Tower mortgage note payable balance is included in liabilities related to assets held for sale on the Company's consolidated balance sheet. As of December 31, 2016, the Phoenix Tower mortgage note payable balance was included in mortgage notes payable, net on the Company's consolidated balance sheet.

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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include the following: (1) non-financial assets and liabilities measured at fair value in a business combination and (2) impairment or disposal of long-lived assets measured at fair value. The fair values assigned to the Company’s purchase price assignments utilize Level 2 and Level 3 inputs as defined by ASC 820. The fair value assigned to the long-lived assets for which there was impairment recorded utilize Level 2 inputs as defined by ASC 820.

Note 6—Commitments and Contingencies

The Company and its subsidiaries may be involved from time to time in various legal proceedings that arise in the ordinary course of its business, including, but not limited to commercial disputes, environmental matters and litigation in connection with transactions including acquisitions and divestitures. The Company believes that such litigation, claims and administrative proceedings will not have a material adverse impact on the financial position or the results of operations. The Company will record a liability when a loss is considered probable and the amount can be reasonably estimated.

The Company has a 1% limited partnership interest in 2121 Market Street Associates, LP (“2121 Market Street”). A mortgage loan secured by a first trust deed on 2121 Market Street is guaranteed by the Company up to a maximum amount of $14.0 million expiring in December 2022.

Obligations for tenant improvements, lease commissions and lease incentives recorded on the consolidated balance sheet at March 31, 2017 are as follows (in thousands):

Amount
2017	$38,333
2018	12,759
2019	23,581
2020	11,436
2021	98
Thereafter	173
Total	$86,380

Note 7—Share-Based and Long-Term Compensation Plans

In September 2016, the Company adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to the Company’s employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of common stock; or (viii) cash. The Registration Statement on Form S-8, filed with the SEC on October 7, 2016, covered (i) 5,000,000 shares of the Company’s common stock, plus (ii) up to 1,300,000 shares of common stock issuable pursuant to equity awards of the Company resulting from awards originally granted under Legacy Parkway’s equity incentive plan that were assumed by the Company in connection with the Merger and the Spin-Off (the “Assumed Awards”). Ultimately, there were 1,002,596 Assumed Awards granted in connection with the Merger and the Spin-Off, such that the total number of shares reserved under the 2016 Plan is 6,002,596 shares of the Company’s common stock.

Through March 31, 2017, the Company had stock options and restricted stock units (“RSUs”) outstanding under the 2016 Plan, each as described below.

Long-Term Equity Incentives

At March 31, 2017, a total of 773,617 shares underlying stock options with an aggregate fair value of $1.2 million had been granted to officers of the Company and former officers of Legacy Parkway and remained outstanding and exercisable under the 2016 Equity Plan. The options have exercise prices that range from $21.91 to $22.00 and expire on March 2, 2023.

At March 31, 2017, a total of 209,125 time-vesting RSUs had been granted to officers and certain other employees of the Company and remained outstanding and unvested under the 2016 Equity Plan. The time-vesting RSUs are valued at $4.3 million, which equates to an average price per share of $20.55. A total of 114,490 time-vesting RSU awards vested on January 1, 2017, 75,267 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 133,858 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second and third anniversaries of the grant date, subject to the grantee’s continued service.

At March 31, 2017, a total of 283,099 performance-vesting RSUs had been granted to officers and certain other employees of the Company and remained outstanding and unvested under the 2016 Equity Plan. The performance-vesting RSUs are valued at approximately $2.4 million, which equates to an average price per share of $8.60. Grant date fair values of the performance-vesting RSUs units are estimated using a Monte Carlo simulation model and the resulting expense is recorded regardless of whether the total stockholder return (“TSR”) performance measures are achieved if the required service is delivered. Each performance-vesting RSU will vest based on the attainment of TSR targets during the applicable performance period, subject to the grantee’s continued service.

Total compensation expense related to stock options and RSUs of $488,000 was recognized in general and administrative expenses on the Company’s consolidated statement of operations for the three months ended March 31, 2017. Total compensation expense related to non-vested awards not yet recognized was $6.1 million at March 31, 2017. The weighted average period over which this expense is expected to be recognized is approximately 2.9 years.

	Options		Time-Vesting RSUs		Performance-Vesting RSUs
	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value
Balance at 12/31/2016	33,011	$1.57	270,815	$20.85	159,899	$11.82
Granted	—	—	52,800	19.60	123,200	4.41
Vested	(33,011)	1.57	(114,490)	20.81	—	—
Balance at 3/31/2017	—	$—	209,125	$20.55	283,099	$8.60

Note 8—Net Loss per Common Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share data):

Three Months Ended March 31, 2017
Numerator:
Basic and diluted net loss attributable to common stockholders	$(12,549)
Denominator:
Basic and diluted weighted average shares outstanding	49,193

Basic net loss per common share attributable to common stockholders	$(0.26)
Diluted net loss per common share attributable to common stockholders	$(0.26)

The computation of diluted EPS for the three months ended March 31, 2017 does not include the effect of net loss attributable to noncontrolling interest - unitholders in the numerator and partnership units and time-vesting RSUs in the denominator as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in “Note 7—Share-Based and Long-Term Compensation Plans.”

Note 9—Related Party Transactions

Certain of the Company’s executive officers own interests in properties that are managed and leased by Eola. For the three months ended March 31, 2017, the Company recorded approximately $46,000 in management fees and approximately $114,000 in reimbursements related to the management and leasing of these properties.

During the three months ended March 31, 2017, the Company paid director fees for the two directors nominated by TPG VI Pantera Holdings, L.P. (“TPG Pantera”) totaling approximately $74,000 to TPG VI Management, LLC (“TPG Management,” and together with TPG Pantera, the “TPG Parties”).

On September 28, 2016, Eola entered into an agreement and side letter with affiliates of the TPG Parties pursuant to which Eola performs property management, accounting and finance services for such TPG Party affiliates at certain assets owned by such TPG Party affiliates (collectively, the “TPG Owner”) that were purchased from Legacy Parkway on September 27, 2016. The agreement has a one-year term and automatically renews for successive one-year terms unless otherwise terminated in accordance with the terms of the agreement. Pursuant to the agreement and side letter, Eola receives a monthly management fee equal to approximately 2.5% of the aggregate gross revenues received from the operation of the properties and is reimbursed for certain personnel expenses. During the three months ended March 31, 2017, Eola recorded approximately $125,000 and $128,000 for management fees and salary reimbursements, respectively.

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

Note 10—Subsequent Events

On April 20, 2017, the Company completed the sale of an aggregate 49% interest in Phoenix Tower and Greenway Plaza (collectively, the “Greenway Properties”) to CPPIB and TIAA/SP pursuant to the Contribution Agreement described above in “Note 3—Real Estate Related Investments, Net, Assets Held for Sale, and Liabilities Related to Assets Held for Sale.” As a result, the Operating Partnership, through the Greenway Properties joint venture, now owns a 51% indirect interest in the Greenway Properties (with 1% being held by a subsidiary acting as the general partner of the Greenway Properties joint venture and 50% being held by a subsidiary acting as a limited partner of the Greenway Properties joint venture) and each of CPPIB and TIAA/SP now owns a 24.5% indirect interest. TIAA/SP acquired its aggregate percentage interest in two tranches over a three business day period. In exchange for their respective limited partnership interests in the Greenway Properties joint venture, each of CPPIB and TIAA/SP paid to the Operating Partnership an aggregate of approximately $105.8 million in cash, which was the result of the stated purchase price of 24.5% of the agreed gross asset value of the Greenway Properties of $1.045 billion adjusted pursuant to certain adjustments set forth in the Contribution Agreement, including adjustments for the amount of the Loan (as defined below), the assumption of the Phoenix Tower mortgage loan by the Greenway Properties joint venture, closing costs, certain lease obligations and capital expenditures.

On April 17, 2017, in connection with completion of the Greenway Properties joint venture transaction, the Company, through its subsidiaries, entered into a joint venture agreement, the Amended and Restated Limited Partnership Agreement of GWP JV Limited Partnership (the “Joint Venture Agreement”).

On April 17, 2017, in connection with the Greenway Properties joint venture, certain subsidiaries of the Greenway Properties joint venture (collectively, the “Borrowers”) entered into a loan agreement (the “Loan Agreement”) with Goldman Sachs Mortgage Company (“Lender”). The Loan Agreement provides for a loan in the original principal amount of $465 million (the “Loan”) to the Borrowers, which was fully funded to the Operating Partnership at the initial closing of the Greenway Properties joint venture on April 17, 2017. The Operating Partnership used the proceeds of the Loan to (i) repay all amounts outstanding under the Company’s credit agreement governing the Credit Facility and (ii) to fund a credit to the Greenway Properties joint venture with respect to certain outstanding contractual lease obligations and in-process capital expenditures. The Loan has a term of five years, maturing on May 6, 2022, and bears interest at a rate of 3.8% per annum. The Loan is secured by, among other things, a first priority mortgage lien against the Borrowers’ fee simple interest in the Greenway Properties (other than the Phoenix Tower property). The Greenway Properties joint venture also assumed the existing mortgage debt secured by Phoenix Tower, which has an outstanding balance of approximately $76.1 million at March 31, 2017 and matures on March 1, 2023. The Company expects to record a non-cash loss on extinguishment of debt of approximately $7.6 million in the second quarter of 2017 related to the termination of the Credit Facility.

PARKWAY HOUSTON
COMBINED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

Three Months Ended March 31, 2016

Revenues
Income from office properties	$29,129
Management company income	1,305
Total revenues	30,434

Expenses
Property operating expenses	13,539
Management company expenses	781
Depreciation and amortization	11,365
General and administrative	1,632
Total expenses	27,317
Operating income	3,117
Other income and expenses
Interest and other income	61
Interest expense	(3,953)
Loss before income taxes	(775)
Income tax expense	(493)
Net loss	$(1,268)
See notes to combined financial statements.

PARKWAY HOUSTON
COMBINED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Three Months Ended March 31, 2016
Operating activities
Net loss	$(1,268)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of office properties	11,365
Amortization of management contracts, net	189
Amortization of below market leases, net	(2,341)
Amortization of financing costs	11
Amortization of debt premium, net	(1,009)
Deferred income tax expense	149
Increase in deferred leasing costs	(2,869)
Changes in operating assets and liabilities:
Change in receivables and other assets	459
Change in accounts payable and other liabilities	(10,214)
Cash used in operating activities	(5,528)
Investing activities
Improvements to real estate	(3,621)
Cash used in investing activities	(3,621)
Financing activities
Principal payments on mortgage notes payable	(1,766)
Change in Parkway investment, net	10,892
Cash provided by financing activities	9,126
Change in cash and cash equivalents	(23)
Cash and cash equivalents at beginning of period	11,961
Cash and cash equivalents at end of period	$11,938

Supplemental Cash Flow Information:
Cash paid for interest	$4,959
Cash paid for income taxes	158

See notes to combined financial statements.

PARKWAY HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2016
(unaudited)

Note 1—Organization

On April 28, 2016, Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), entered into that certain Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”), by and among Legacy Parkway, Parkway Properties LP, Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins. On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to Parkway, Inc. (the “Company”). On October 7, 2016, Cousins completed the spin-off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”).

The combined financial statements included herein represent the combined accounts and combined operations of the Houston Business previously owned and operated by Legacy Parkway (“Parkway Houston”).

As of March 31, 2016, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations of Parkway Houston, which were transferred to the Company immediately following the effective time of the Merger, are presented as if the transferred business was Parkway Houston’s business for all historical periods described and at the carrying value of such assets and liabilities reflected in Legacy Parkway’s books and records.

Note 2—Basis of Presentation and Consolidation

The accompanying combined financial statements include the accounts of Parkway Houston presented on a combined basis as the ownership interests were under common control and ownership of Legacy Parkway. All significant intercompany balances and transactions have been eliminated.

These combined financial statements are derived from the books and records of Legacy Parkway and were carved out from Legacy Parkway at a carrying value reflective of such historical cost in such Legacy Parkway records. Parkway Houston’s historical financial results reflect charges for certain corporate costs and Parkway Houston believes such charges are reasonable; however, such results do not necessarily reflect what Parkway Houston's expenses would have been had Parkway Houston been operating as a separate stand-alone public company. Costs of the services that were charged to Parkway Houston were based on either actual costs incurred or a proportion of costs estimated to be applicable to Parkway Houston. The historical combined financial information presented may therefore not be indicative of the results of operations, financial position or cash flows that would have been obtained if Parkway Houston had been an independent, stand-alone public company during the periods presented or of Parkway Houston's future performance as an independent, stand-alone company.

Parkway Houston is a predecessor, as defined in applicable rules and regulations for the Securities and Exchange Commission, to the Houston Business, which commenced operations on the date of the Spin-Off.

These combined financial statements reflect the consolidation of properties that are wholly owned or properties in which, prior to the Merger, the Separation, the UPREIT Reorganization and the Spin-off, Legacy Parkway owned less than a 100% interest but that Legacy Parkway controlled. Control of a property is demonstrated by, among other factors, Parkway Houston’s ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace Legacy Parkway. Eola Capital, LLC (“Eola”), Phoenix Tower, CityWestPlace and San Felipe Plaza were all indirectly wholly owned by Legacy Parkway for all periods presented.

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

Note 3—Commitments and Contingencies

Parkway Houston and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Parkway Houston does not believe that any such litigation will materially affect Parkway Houston's financial position or operations.

Note 4—Related Party Transactions

On May 18, 2011, Legacy Parkway entered into the Contribution Agreement pursuant to which Eola contributed its property management company (the “Management Company”) to Parkway Houston. In connection with the Eola contribution of its Management Company to Legacy Parkway, a subsidiary of Legacy Parkway made a $3.5 million preferred equity investment in an entity 21% owned by Mr. James R. Heistand, and which is included in receivables and other assets on Parkway Houston’s combined balance sheets. This investment provides that Legacy Parkway will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. For the three months ended March 31, 2016, Legacy Parkway received preferred equity distributions on this investment in the aggregate amounts of approximately $61,000. This preferred equity investment was approved by the board of directors of Legacy Parkway, and recorded as a cost method investment.

Certain of Legacy Parkway’s executive officers own interests in properties that are managed and leased by the Management Company. Parkway Houston recorded approximately $79,000 in management fees and $195,000 in reimbursements related to the management and leasing of these assets for the three months ended March 31, 2016.

As discussed in Note 1 and Note 2, the accompanying combined financial statements present the operations of Parkway Houston as carved out from the financial statements of Legacy Parkway. Transactions between the entities have been eliminated in the combined presentation. The combined financial statements include payroll costs and benefits for on-site personnel employed by Legacy Parkway. These costs are reflected in property operating expenses on the combined statements of operations. A summary of these costs for the period presented is as follows (in thousands):

For the Three Months Ended March 31, 2016
Charged to property operating expense:
Direct payroll charges	$803
Management fees	729
Total	$1,532

Lease commissions and development fees paid to Legacy Parkway’s personnel and other leasing costs incurred by Parkway Houston are capitalized and amortized over the respective lease term. For the three months ended March 31, 2016, Parkway Houston capitalized $104,000 in commissions and other leasing costs to the properties.

The expenses charged to Legacy Parkway for these services are not necessarily indicative of the expenses that would have been incurred had Parkway Houston been a separate, independent entity.

Note 5—Subsequent Events

On April 6, 2016, Legacy Parkway paid in full the $114.0 million mortgage debt secured by CityWestPlace I and II.

The Merger, the Separation and the Reorganization were consummated on October 6, 2016, and the Spin-Off was completed on October 7, 2016.

See “Note 10—Subsequent Events” to the consolidated financial statements of the Company for additional information regarding the completion of the Greenway Properties joint venture transaction.

COUSINS HOUSTON
COMBINED STATEMENT OF OPERATIONS
(unaudited, in thousands)

Three Months Ended March 31, 2016
Revenues:
Rental property revenues	$43,269
Other	186
43,455

Costs and Expenses:
Rental property operating expenses	17,926
General and administrative expenses	3,177
Depreciation and amortization	15,428
Interest expense	1,974
38,505
Net Income	$4,950
See notes to combined financial statements.

COUSINS HOUSTON
COMBINED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

Three Months Ended March 31, 2016
Net income	$4,950
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	15,428
Amortization of loan closing costs	45
Effect of certain non-cash adjustments to rental revenues	(2,831)
Changes in operating assets and liabilities:
Accounts receivable and assets, net	(1,572)
Operating liabilities	(22,261)
Net cash used in operating activities	(6,241)
Cash Flows from Investing Activities
Property improvements and tenant asset expenditures	(8,737)
Net cash used in investing activities	(8,737)
Cash Flows from Financing Activities
Change in Cousins' investment, net	17,089
Repayment of note payable	(858)
Net cash provided by financing activities	16,231
Net Increase in Cash	1,253
Cash at Beginning of Period	109
Cash at End of Period	$1,362

Supplemental Cash Flow Information
Cash paid for interest	$1,933
Change in accrued property and tenant asset expenditures	164

See notes to combined financial statements.

COUSINS HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
March 31, 2016
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

Basis of Presentation

The combined financial statements included herein represent the combined accounts and combined operations of the portion of the Houston Business owned and operated by Cousins (“Cousins Houston”). Cousins Houston includes the combined accounts related to the office properties of Greenway Plaza and Post Oak Central, operated prior to the Merger and the Spin-Off through subsidiaries of Cousins for the three months ended March 31, 2016, and certain corporate costs. The assets and liabilities in these combined financial statements represent historical carrying amounts of the following properties:

	Acquisition Date	Number of Office Buildings	Total Square Feet
Post Oak Central	February 7, 2013	3	1,280,000
Greenway Plaza	September 9, 2013	10	4,348,000
		13	5,628,000

Cousins Houston is a predecessor, as defined in applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), to the Company which commenced operations upon completion of the Spin-Off.

The combined financial statements are unaudited and were prepared by Cousins Houston in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of Cousins Houston’s results of operations for the three months ended March 31, 2016. The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These combined financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and for the period from February 7, 2013 (date of inception) to December 31, 2013 included in the Company's Information Statement dated September 27, 2016. The accounting policies employed are substantially the same as those shown in Note 2 to those financial statements.

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

Recently Issued Accounting Standards

Cousins Houston's operations ceased on October 6, 2016, and none of the recent accounting pronouncements impacted Cousins Houston's financial statement and notes. Therefore, this section is not applicable.

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

Revenue Recognition

Cousins Houston recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. In addition, leases typically provide for reimbursement of the tenants’ share of real estate taxes, insurance, and other operating expenses to Cousins Houston. Operating expense reimbursements are recognized as the related expenses are incurred. For the three months ended March 31, 2016, Cousins Houston recognized $14.3 million in revenues from tenants for reimbursements of operating expenses.

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

Note 3—Related Party Transactions

The combined financial statements include direct payroll costs and benefits for on-site personnel employed by Cousins. These costs are reflected in rental property operating expenses on the Combined Statements of Operations. As described in Note 2, also included are costs for certain functions and services performed by Cousins and these costs were allocated to Cousins Houston based on proportionate leasable square footage which management believes is an appropriate estimate of usage. These costs are reflected as general and administrative expenses on the Combined Statements of Operations. The expenses allocated to Cousins Houston for these services are not necessarily indicative of the expenses that would have been incurred had Cousins Houston been a separate, independent entity that had otherwise managed these functions. A summary of these costs is as follows for the three months ended March 31, 2016 (in thousands):

Charged to rental property operating expenses:
Direct payroll charges	$1,755
Other allocated expenses	492

Charged to general and administrative expenses:
Office rental expense	92
Payroll and other expenses	3,085
Leasing commissions paid to Cousins’ personnel and other leasing costs incurred by Cousins are capitalized and amortized over the respective lease term. For the three months ended March 31, 2016, Cousins Houston capitalized $157,000 in commissions and other leasing costs to the properties.

Note 4—Commitments and Contingencies

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

See “Note 10—Subsequent Events” to the consolidated financial statements of the Company for additional information regarding the completion of the Greenway Properties joint venture transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis covers the financial condition and results of operations of Parkway, Inc. (“the Company” and collectively, with its subsidiaries, including Parkway Operating Partnership LP, “we”, “our”, or “us”) and our predecessors, Parkway Houston and Cousins Houston. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes of Parkway, Inc., Parkway Houston and Cousins Houston contained elsewhere in this Quarterly Report on Form 10-Q, and “Risk Factors” contained in our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

The Company is an independent, publicly traded, self-managed real estate investment trust (“REIT”) that owns and operates high-quality office properties located in attractive submarkets in Houston, Texas. Our portfolio consists of five Class A assets comprising 19 buildings and totaling approximately 8.7 million rentable square feet in the Greenway, Galleria and Westchase submarkets of Houston, providing geographic focus and significant operational scale and efficiencies.

In addition, we offer fee-based real estate services (the “Third-Party Services Business”) through Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which in total managed approximately 3.8 million square feet primarily for third-party property owners at March 31, 2017. Unless otherwise indicated, all references to square feet represent net rentable square feet.

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

Our Spin-Off from Cousins

On April 28, 2016, Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), entered into that certain Agreement and Plan of Merger, dated as of April 28, 2016 (the “Merger Agreement”), by and among Legacy Parkway, Parkway Properties LP (“Parkway LP”), Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins. On October 6, 2016, pursuant to the Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Merger”). Immediately following the effective time of the Merger, in accordance with the Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s Third-Party Services Business (together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to the Company. On October 7, 2016, Cousins completed the spin-off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). Prior to the Spin-Off, we were incorporated on June 3, 2016 as a wholly owned subsidiary of Legacy Parkway.

Greenway Properties Joint Venture

On February 17, 2017, we, through Parkway Operating Partnership LP (the “Operating Partnership”) and certain other subsidiaries, entered into an Omnibus Contribution and Partial Interest Assignment Agreement (the “Contribution Agreement”) with an affiliate of Canada Pension Plan Investment Board (“CPPIB”) and an entity controlled by TH Real Estate Global Asset Management and Silverpeak Real Estate Partners (“TIAA/SP”). Pursuant to the Contribution Agreement, we agreed to sell to these investors, indirectly through a new joint venture, an aggregate 49% interest in the Company's Greenway Plaza and Phoenix Tower properties (the “Greenway Properties joint venture”). On April 20, 2017, we completed the sale of an aggregate 49% interest in Greenway Plaza and Phoenix Tower (collectively, the “Greenway Properties”) pursuant to the Contribution Agreement. As a result, the Operating Partnership, through the Greenway Properties joint venture, now owns a 51% indirect interest in the Greenway

Properties (with 1% being held by a subsidiary acting as the general partner of the Greenway Properties joint venture and 50% being held by a subsidiary acting as a limited partner of the Greenway Properties joint venture) and each of CPPIB and TIAA/SP now owns a 24.5% indirect interest.

On April 17, 2017, in connection with the Greenway Properties joint venture, certain subsidiaries of the Greenway Properties joint venture (collectively, the “Borrowers”) entered into a loan agreement (the “Loan Agreement”) with Goldman Sachs Mortgage Company (“Lender”).The Loan Agreement provides for a loan in the original principal amount of $465 million (the “Loan”) to the Borrowers, which was fully funded to the Operating Partnership at the initial closing of the Greenway Properties joint venture on April 17, 2017. The Operating Partnership used the proceeds of the Loan to (i) repay all amounts outstanding under the Company’s Credit Agreement, dated as of October 6, 2016, by and among the Operating Partnership, as borrower, the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (the “Credit Agreement”), providing for (i) the three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (ii) the three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”), and (ii) to fund a credit to the Greenway Properties joint venture with respect to certain outstanding contractual lease obligations and in-process capital expenditures. The Loan has a term of five years, maturing on May 6, 2022, and bears interest at a rate of 3.8% per annum. The Loan is secured by, among other things, a first priority mortgage lien against the Borrowers’ fee simple interest in the Greenway Properties (other than the Phoenix Tower asset). The joint venture also assumed the existing mortgage debt secured by Phoenix Tower, which has an outstanding balance of approximately $76.1 million at March 31, 2017 and matures on March 1, 2023. The Company expects to record a non-cash loss on extinguishment of debt of approximately $7.6 million in the second quarter of 2017 related to the termination of the Credit Facility.

Leasing Activity

Rental Rates

An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three- to seven-year terms; though from time to time, we may enter into leases with terms that are either shorter or longer than that typical range. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our properties owned as of March 31, 2017, management estimates that we have approximately $0.09 per square foot in annual rental rate embedded growth in our office property leases. Embedded growth is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted-average estimated market rental rate.

The following table represents the embedded growth by lease expiration year for our portfolio:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Occupied Square Feet	Annualized Rental Revenue (1) (in thousands)	Number of Leases	Weighted Average Expiring Net Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF
2017	406	5.4%	$6,980	103	$17.19	$19.87
2018	499	6.7%	9,668	67	19.37	19.51
2019	1,040	14.0%	20,799	55	20.00	20.47
2020	607	8.1%	12,368	68	20.38	20.09
2021	449	6.0%	8,939	42	19.91	20.38
2022	462	6.2%	8,825	46	19.10	19.25
2023	1,239	16.7%	23,785	22	19.20	19.58
2024	337	4.5%	5,560	20	16.50	19.02
2025	460	6.2%	10,784	8	23.44	21.51
2026	1,284	17.2%	26,672	12	20.77	20.45
Thereafter	674	9.0%	15,721	9	23.32	21.70
	7,457	100.0%	$150,101	452	$20.13	$20.22
(1) Annualized rental revenue represents the rental rate per square foot, multiplied by the number of square feet leased by the customer. Annualized rental revenue is defined as rental revenue less operating expense reimbursements.

For the three months ended March 31, 2017, 22 leases were renewed totaling approximately 114,000 rentable square feet at an average annual rental rate per square foot of $20.43, and at an average cost of $6.11 per square foot per year of the lease term. Leases totaling approximately 33,500 rentable square feet expired and were not renewed during the three months ended March 31, 2017.

For the three months ended March 31, 2017, eight expansion leases were signed totaling approximately 23,000 rentable square feet at an average annual rental rate per square foot of $19.70 and at an average cost of $8.52 per square foot per year of the lease term.

For the three months ended March 31, 2017, seven new leases were signed totaling approximately 30,000 rentable square feet at an average annual rental rate per square foot of $20.84 and at an average cost of $7.38 per square foot per year of the term.
The leasing totals for the three months ended March 31, 2017 exclude the execution of an 89,000 square foot new lease with an affiliate of Life Time Fitness, Inc. at Greenway Plaza, which the Company recognizes as a retail lease and accordingly excludes from leasing totals.

UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2016

The following unaudited pro forma combined financial statements have been prepared for, and are included in, this Quarterly Report on Form 10-Q, solely to provide a useful comparison of the Company’s first quarter 2017 and first quarter 2016 operating results. The pro forma combined financial statements supplements the financial statements of the Company, Parkway Houston, and Cousins Houston included elsewhere in this Quarterly Report on Form 10-Q to show the results of Parkway Houston and Cousins Houston on a combined basis for the three months ended March 31, 2016, as if the Company had conducted the Houston Business for the three months ended March 31, 2016.

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

The following unaudited pro forma combined financial statements give effect to the following:

•	the Merger, the Separation, the UPREIT Reorganization, the Spin-Off and the Distribution Ratio;

•	our post-Separation capital structure, which includes proceeds from the $350.0 million Term Loan, $150.0 million of which the Operating Partnership has retained; and

•	Cousins LP’s contribution of $5 million to us in exchange for shares of our non-voting preferred stock, par value $0.001 per share.

For purposes of facilitating the discussion of our results of operations in this Management’s Discussion and Analysis, the unaudited pro forma combined financial statements do not give effect to the Greenway Properties joint venture transaction that closed in the second quarter of 2017, which is described elsewhere in this Quarterly Report on Form 10-Q.

The unaudited pro forma combined statements of operations presented for the three months ended March 31, 2016 assume the Separation, UPREIT Reorganization, Spin-Off and the related transactions occurred on January 1, 2016. The pro forma adjustments are based on currently available information and assumptions we believe are reasonable, factually supportable, directly attributable to the Separation, the UPREIT Reorganization, and the Spin-Off, and for purposes of the statements of operations, are expected to have a continuing impact on our business. Our unaudited pro forma combined financial statements and explanatory notes present how our financial statements may have appeared had we completed the above transactions as of the dates noted above.

The Merger was accounted for as a “purchase,” as that term is used under accounting principles generally accepted in the United States (“GAAP”), for accounting and financial reporting purposes. Under purchase accounting, the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of Legacy Parkway as of the effective time of the Merger were recorded at their respective fair values and added to the assets and liabilities of Cousins. The separation of the assets and liabilities related to the Houston Business from the remainder of Cousins’ businesses in the Separation and the UPREIT Reorganization were at Cousins’ carryover basis after adjusting the Legacy Parkway assets and liabilities to fair value. As a result, our financial statements reflect carryover basis for Cousins Houston properties and fair value basis for the Legacy Parkway assets.
The following unaudited pro forma combined financial statements were prepared in accordance with Article 11 of Regulation S-X (“Article 11”), using the assumptions set forth in the notes to our unaudited pro forma combined financial statements, except they do not include adjustments for the Greenway Properties joint venture transaction that was completed on April 20, 2017 by the Operating Partnership and certain of its affiliates. The unaudited pro forma combined financial statements are presented for illustrative purposes only in order to facilitate the discussion of our result of operations in this Management's Discussion and Analysis and not in order to comply with any applicable SEC rules or regulations. They do not purport to comply with all requirements of Article 11 and do not purport to reflect the results we may achieve in future periods or the historical results that would have been obtained had the above transactions been completed on January 1, 2016. The unaudited pro forma combined financial statements also do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Separation, the UPREIT Reorganization, and the Spin-Off.

The unaudited pro forma combined financial statements do not indicate results expected for any future period. The unaudited pro forma combined financial statements are derived from and should be read in conjunction with the historical combined financial statements and accompanying notes of the Company, Parkway Houston and Cousins Houston appearing in this Quarterly Report on Form 10-Q.

PARKWAY, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands, except per share data)
(Unaudited)

	Parkway Inc.	Cousins Houston Historical (1)	Parkway Houston Historical	Adjustments		Total
Revenues
Income from office properties	$—	$43,269	$29,129	$(1,520)	a	$70,878
Management company income	—	—	1,305	—		1,305
Total revenues	—	43,269	30,434	(1,520)		72,183

Expenses						—
Property operating expenses	—	17,926	13,539	—		31,465
Management company expenses	—	—	781	—		781
Depreciation and amortization	—	15,428	11,365	(5,887)	b	20,906
General and administrative	—	3,177	1,632	—	c	4,809
Total expenses	—	36,531	27,317	(5,887)		57,961
Operating income	—	6,738	3,117	4,367		14,222
Other income and expenses
Interest and other income	—	186	61	(61)	d	186
Interest expense	—	(1,974)	(3,953)	(2,553)	e	(8,480)
Income (loss) before income taxes	—	4,950	(775)	1,753		5,928
Income tax expense	—	—	(493)	—		(493)
Net income (loss)	—	4,950	(1,268)	1,753		5,435
Net income attributable to noncontrolling interests	—	—	—	(107)	f	(107)
Net income (loss) attributable to controlling interests	—	4,950	(1,268)	1,646		5,328
Dividends on preferred stock	—	—	—	(100)	g	(100)
Net income (loss) attributable to common stockholders	$—	$4,950	$(1,268)	$1,546		$5,228
Weighted average shares outstanding—basic					h	49,111
Weighted average shares outstanding—diluted					h	50,137
Basic and diluted earnings per share						$0.11
(1) Certain of Cousins Houston historical balances have been reclassified to conform with Parkway Houston historical balances.

NOTES TO UNAUDITED PRO FORMA COMBINED FINANCIAL STATEMENTS

Pro forma adjustments to the Unaudited Pro Forma Combined Statement of Operations

a. Income from office properties

The pro forma adjustment represents the following items: (i) the elimination of historical straight-line rents and historical amortization of below market rents, net associated with the leases of Parkway Houston, which were eliminated after the Merger and (ii) the amount of below market rents, net associated with Parkway Houston based on fair values assigned in the Merger. The entire lease term was used to calculate the pro forma adjustments for straight-line rent and amortization of above- and below-market rent. No early termination options in leases were accounted for in the lease term because leases including such options contain penalties substantial enough that the continuation of such leases appears, at inception, to be reasonably assured.

The following table summarizes the adjustments made to income from office properties for Parkway Houston’s properties for the three months ended March 31, 2016 (in thousands):

Pro forma straight-line rent and amortization of above and below-market rents for Parkway Houston	$2,249
Elimination of historical straight-line rents and amortization of above- and below-market rents for Parkway Houston	(3,769)
Pro forma adjustment	$(1,520)

b. Depreciation and amortization

The pro forma adjustment represents the following items: (i) the elimination of historical depreciation and amortization for Parkway Houston, and (ii) the pro forma depreciation and amortization for Parkway Houston based on fair values assigned in the Merger.

The following table summarizes the adjustments made to depreciation and amortization for Parkway Houston’s properties for the three months ended March 31, 2016 (in thousands):

Pro forma depreciation and amortization for Parkway Houston	$5,432
Elimination of historical depreciation and amortization for Parkway Houston	(11,319)
Pro forma adjustment	$(5,887)

c. General and administrative expenses

Management expects annual general and administrative expenses to be approximately $16.0 million without consideration for share-based compensation expenses of the Company.

This estimate is based on anticipated: (i) corporate-level salaries, including salaries set forth in employment agreements with the executive officers of Legacy Parkway that were assigned to and assumed by the Company pursuant to that certain Employee Matters Agreement, dated October 5, 2016, by and among the Company, the Operating Partnership, Cousins and certain other parties, which was entered into in connection with the Spin-Off (the “Employee Matters Agreement”), but not including non-cash compensation, (ii) benefits, (iii) director fees, (iv) rent and related expenses, (v) professional fees and (vi) costs to operate as a public company.

d. Interest and other income

Represents the elimination of the interest income related to Legacy Parkway’s preferred equity investment in ACP Peachtree Center Manager, LLC, which was not assigned to or assumed by the Company in connection with the Separation, the UPREIT Reorganization, and the Spin-Off.

e. Interest expense

The pro forma adjustment represents the following items: (i) the pro forma interest expense and pro forma amortization of deferred financing costs related to the Credit Facility, (ii) pro forma amortization of above-market debt values created by marking the assumed debt of the Parkway Houston properties to fair market value, (iii) the elimination of historical amortization of above market debt for Parkway Houston debt, and (iv) the elimination of historical interest expenses for the mortgage debt associated with CityWest Place I and II.

The following table summarizes the adjustments made to interest expense for Parkway Houston for the three months ended March 31, 2016 (in thousands):

Pro forma interest expense on Credit Facility	$4,183
Pro forma amortization of above market debt	(862)
Elimination of historical amortization of above market debt for Parkway Houston debt	1,009
Elimination of historical interest expense for the mortgage debt associated with CityWestPlace I and II	(1,777)
Pro forma adjustment	$2,553

f. Noncontrolling interest

Represents the adjustment to allocate net income to limited partners of Parkway LP.

g. Dividends on Non-Voting Preferred Stock

Represents the pro forma dividend on the $5 million non-voting preferred stock, with an 8.00% per annum stated dividend rate.

h. Weighted average shares

The following table summarizes the pro forma weighted average shares of the Company's common stock outstanding as if the Spin-Off occurred on January 1, 2016 (in thousands):

Weighted average shares of common stock-basic	49,111
Effect of conversion and exchange of OP units in Parkway LP	1,026
Weighted average shares of the Company's common stock-diluted	50,137

Comparison of the three months ended March 31, 2017 to the three months ended March 31, 2016 on a pro forma basis.

The following discussion is a comparison of the Company's results of operations for the three months ended March 31, 2017, and on a pro forma basis, the three months ended March 31, 2016 as if the Company owned the Houston Business from January 1, 2016, and does not reflect any other pro forma adjustments. This discussion is for comparison purposes only and may not be indicative of the results of operations we would have obtained if we had operated the Houston Business as an independent standalone entity during such periods.

Net loss attributable to common stockholders was $12.5 million for the three months ended March 31, 2017 as compared to net income attributable to common stockholders of $5.2 million on a pro forma basis for the three months ended March 31, 2016. The decrease is primarily attributable to the $15.0 million impairment loss on real estate recorded during the three months ended March 31, 2017.

Income from Office Properties. Income from office properties was $70.1 million for the three months ended March 31, 2017 as compared to $70.9 million on a pro forma basis for the three months ended March 31, 2016.

Property Operating Expenses. Property operating expenses were $30.4 million for the three months ended March 31, 2017 as compared to $31.5 million on a pro forma basis for the three months ended March 31, 2016.

Management company income and expense. Management company income was $1.2 million for the three months ended March 31, 2017 as compared to $1.3 million on a pro forma basis for the three months ended March 31, 2016. Management company expense was $1.7 million for the three months ended March 31, 2017 as compared to $781,000 on a pro forma basis for the three months ended March 31, 2016. The increase in management company expense was primarily due to a reallocation of certain expenses from general and administrative expense.

Depreciation and Amortization. Depreciation and amortization expense attributable to office properties was $23.8 million for the three months ended March 31, 2017 as compared to $20.9 million on a pro forma basis for the three months ended March 31, 2016. The increase in depreciation and amortization is primarily due to depreciation expense for tenant improvements in 2016 and the first quarter of 2017.

Impairment loss on real estate. During the three months ended March 31, 2017, the Company recorded a $15.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value of the Greenway Properties. The Company did not have an impairment loss on a pro forma basis for the three months ended March 31, 2016.

General and Administrative. General and administrative expense was $4.1 million for the three months ended March 31, 2017 as compared to $4.8 million on a pro forma basis for the three months ended March 31, 2016. The decrease in general and administrative expense was primarily due to a reallocation of certain expenses to management company expense.

Interest and Other Income. Interest and other income was $208,000 for the three months ended March 31, 2017 as compared to $186,000 on a pro forma basis for the three months ended March 31, 2016.

Interest expense. Interest expense was $8.7 million for the three months March 31, 2017 as compared to $8.5 million on a pro forma basis for the three months ended March 31, 2016.

Income Taxes. Income tax expense was $490,000 for the three months ended March 31, 2017 as compared to $493,000 on a pro forma basis for three months ended March 31, 2016.

Liquidity and Capital Resources

General

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) fund capital expenditures; (iv) make distributions to our stockholders, as required for us to qualify as a REIT; and (v) fund acquisitions, investments and commitments. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations and the proceeds from closing of the Greenway Properties joint venture transaction.

Our long-term liquidity needs include the payment of the principal amount of our long-term debt as it matures, making significant capital expenditures from time to time at our properties and acquiring additional investments that meet our investment criteria. In order to adequately meet these long-term liquidity needs, we anticipate using any of the following funding sources: (i) a portion of the proceeds from closing of the Greenway Properties joint venture transaction; (ii) proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans; (iii) proceeds from the sale of assets or portions of wholly owned assets through joint ventures; and (iv) the possible sale of equity or debt securities.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. We expect that our primary uses of capital will be for property and other asset acquisitions and the funding of tenant improvements and other capital expenditures, and debt refinancing.

Cash Flows

Cash and cash equivalents were $174.4 million and $230.3 million at March 31, 2017 and December 31, 2016, respectively. The decrease in cash and cash equivalents of $55.9 million was primarily due to cash used to pay property taxes, improvements to real estate, and payment of dividends.

Cash flows used in operating activities for the three months ended March 31, 2017 was $38.8 million and is primarily attributable to the payment of property taxes at our properties.

Cash used in investing activities was $8.9 million for the three months ended March 31, 2017 and is due to improvements to real estate.

Cash used in financing activities was $8.2 million for the three months ended March 31, 2017 and is primarily attributable to dividends paid on common stock and principal payments on mortgage notes payable.

Notes Payable to Banks, Net

A summary of notes payable to banks, net at March 31, 2017 is as follows (dollars in thousands):

	Interest Rate	Initial Maturity	Outstanding Balance
$100.0 Million Revolving Credit Facility	4.0%	10/06/2019	$—
$350.0 Million Three-Year Term Loan (1)	3.9%	10/06/2019	350,000
Notes payable to banks outstanding			350,000
Unamortized debt issuance costs, net			(7,676)
Total notes payable to banks, net			$342,324
(1) On April 17, 2017, in connection with closing the Greenway Properties joint venture transaction, the Company repaid in full all amounts outstanding under the Credit Facility with the proceeds from the new Loan and terminated the Credit Facility and that certain Guaranty, dated as of October 6, 2016, by the Company, Parkway Properties General Partners, Inc., Parkway LP and certain subsidiaries of the Operating Partnership in favor of Bank of America, N.A., as Administrative Agent.

Credit Facility

In connection with the Separation and the UPREIT Reorganization, on October 6, 2016, the Company and the Operating Partnership, as borrower, entered into a credit agreement providing for (i) the three-year, $100 million Revolving Credit Facility and (ii) the three-year, $350 million Term Loan with Bank of America, N.A., as Administrative Agent, and the lenders party thereto (collectively, the “Lenders”). The Credit Facility had an initial maturity date of October 6, 2019, but was subject to a one-year extension option at the election of the Operating Partnership. The exercise of the extension option required the payment of an extension fee and the satisfaction of certain other customary conditions. The credit agreement also permitted the Operating Partnership to utilize up to $15 million of the Revolving Credit Facility for the issuance of letters of credit. Interest on the Credit

Facility accrued at a rate based on LIBOR or a base rate plus an applicable margin. The Credit Facility was prepayable at the election of the borrower (upon not less than three business days’ written notice to the administrative agent) without premium or penalty (other than customary breakage fees), and did not require any scheduled repayments of principal prior to the maturity date. The Credit Facility was guaranteed pursuant to a Guaranty Agreement entered into on October 6, 2016, by us, all wholly owned material subsidiaries of the Operating Partnership that were not otherwise prohibited from guarantying the Credit Facility, Parkway Properties General Partners, Inc. and Parkway LP.

As of March 31, 2017, no amounts were drawn on the Revolving Credit Facility. The Term Loan was fully funded on October 6, 2016 in connection with the Separation and the UPREIT Reorganization, whereby the Company contributed approximately $167 million of the proceeds of the Term Loan, directly or indirectly, to Cousins LP, which used such funds to repay certain indebtedness of Cousins and its subsidiaries, including Legacy Parkway’s previously-existing credit facilities. The Operating Partnership retained the remaining proceeds of the Term Loan as working capital for the general corporate purposes of the Operating Partnership.

On April 17, 2017, in connection with closing the Greenway Properties joint venture transaction, the Company repaid in full all amounts outstanding under the Credit Facility with the proceeds from the Loan described below and terminated the Credit Facility and that certain Guaranty, dated as of October 6, 2016, by the Company, Parkway Properties General Partners, Inc., Parkway LP and certain subsidiaries of the Operating Partnership in favor of Bank of America, N.A., as Administrative Agent. No early termination penalties were incurred as a result of the termination. The Company expects to record a non-cash loss on extinguishment of debt of approximately $7.6 million in the second quarter of 2017 related to the termination of the Credit Facility.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the Credit Agreement. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt plus preferred stock to Adjusted EBITDA - annualized multiple. The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the three months ended March 31, 2017 was 4.1 times. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends accrued to Adjusted EBITDA. The fixed charge coverage ratio for the three months ended March 31, 2017 was 3.2 times. The net debt plus preferred stock to Adjusted EBITDA - annualized multiple is computed by comparing our net debt plus preferred stock to Adjusted EBITDA for the current quarter, as annualized. The net debt plus preferred stock to Adjusted EBITDA - annualized multiple for the three months ended March 31, 2017 was 4.4 times. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments. See “Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for additional information regarding these ratios.

Mortgage Notes Payable, Net

The aggregate annual maturities and weighted average interest rates of mortgage notes payable, net at March 31, 2017 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Principal Amortization
2017	4.4%	$7,018	$—	$7,018
2018	4.8%	111,960	102,402	9,558
2019	4.3%	8,097	—	8,097
2020	4.5%	252,499	246,765	5,734
2021	3.9%	2,418	—	2,418
Thereafter	3.9%	65,351	62,193	3,158
Total principal maturities	4.5%	447,343	$411,360	$35,983
Phoenix Tower mortgage included in liabilities related to assets held for sale		(76,050)
Unamortized premium, net		7,359
Unamortized debt issuance costs, net		(610)
Total mortgage notes payable, net		$378,042

On April 17, 2017, in connection with the Greenway Properties joint venture, certain subsidiaries of the Greenway Properties joint venture entered into the Loan Agreement with the Lender. The Loan Agreement provides for a Loan in the original principal amount of $465 million to the Borrowers, which was fully funded to the Operating Partnership at the initial closing of the Greenway Properties joint venture on April 17, 2017. The Operating Partnership used the proceeds of the Loan (i) to repay all amounts outstanding under the Company’s Credit Agreement and (ii) to fund a credit to the Greenway Properties joint venture with respect to certain outstanding contractual lease obligations and in-process capital expenditures. The Loan has a term of five years, maturing on May 6, 2022, and bears interest at a rate of 3.8% per annum. The Loan is secured by, among other things, a first priority mortgage lien against the Borrowers’ fee simple interest in the Greenway Properties (other than the Phoenix Tower property). The Greenway Properties joint venture also assumed the existing mortgage debt secured by Phoenix Tower, which has an outstanding balance of approximately $76.1 million at March 31, 2017 and matures on March 1, 2023.

Equity

In September 2016, we adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to our employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of common stock; or (viii) cash. The Registration Statement on Form S-8, filed with the SEC on October 7, 2016, covered (i) 5,000,000 shares of the Company’s common stock, plus (ii) up to 1,300,000 shares of common stock issuable pursuant to equity awards of the Company resulting from awards originally granted under Legacy Parkway’s equity incentive plan that were assumed by the Company in connection with the Merger and the Spin-Off (the “Assumed Awards”). Ultimately, there were 1,002,596 Assumed Awards granted in connection with the Merger and the Spin-Off, such that the total number of shares reserved under the 2016 Plan is 6,002,596 shares of the Company’s common stock.

As of March 31, 2017, there were 209,125 time-vesting restricted stock units, 283,099 performance-vesting restricted stock units and 773,617 options to purchase shares of our common stock outstanding under the 2016 Plan.

Dividends

In accordance with the Company's Articles of Amendment and Restatement (the “Charter”) and as authorized by our board of directors, we declared a quarterly dividend in the amount of $0.10 per share of common stock to holders of record of our common stock on March 16, 2017. As a result, during the three months ended March 31, 2017, we paid $4.9 million in dividends to our common stockholders and $102,000 to the common unitholders of our Operating Partnership. In addition, we declared a dividend in the amount of $2,000 per share of Series A non-voting preferred stock to Cousins LP, the holder of record of all outstanding shares of such stock. As a result, during the three months ended March 31, 2017, we paid $100,000 in preferred dividends to Cousins. These dividends and distributions were funded with cash flow from our properties.

We believe that we have qualified as a REIT for U.S. federal income tax purposes commencing with our taxable year ended December 31, 2016. We intend to make regular distributions to our stockholders to satisfy the requirements to qualify as a REIT.

Our dividends may be funded from a variety of sources. In particular, we expect that, initially, our dividends may exceed our net income under GAAP because of non-cash expenses, mainly depreciation and amortization expense, which are included in net income. To the extent that our funds available for distribution are less than the amount we must distribute to our stockholders to satisfy the requirements to qualify as a REIT, we may consider various means to cover any such shortfall, including borrowings, selling certain of our assets or using a portion of the net proceeds we receive from future offerings of equity, equity-related securities or debt securities or declaring taxable share dividends. In addition, the outstanding shares of Series A non-voting preferred stock have a dividend preference that ranks senior to our common stock, and our Charter allows us to issue additional shares of preferred equity that could have a preference on dividends. Such dividend preferences on preferred equity could limit our ability to pay dividends to the holders of our common stock.

Contractual Obligations

We have contractual obligations including mortgage notes payable, notes payable to banks and purchase obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at March 31, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt principal and interest payments (1) (2)	$35,397	$144,934	$382,642	$262,086	$4,999	$68,442	$898,500
Purchase obligations (tenant improvements, lease commissions and lease incentives)	38,333	12,759	23,581	11,436	98	173	86,380
Total	$73,730	$157,693	$406,223	$273,522	$5,097	$68,615	$984,880
(1) Variable interest payments are calculated using the rate at March 31, 2017.
(2) Includes Phoenix Tower mortgage principal and interest payments. Additionally, on April 17, 2017, in connection with closing the Greenway Properties joint venture transaction, the Company repaid in full all amounts outstanding under the Credit Facility with the proceeds from the new Loan and terminated the Credit Facility and that certain Guaranty, dated as of October 6, 2016, by the Company, Parkway Properties General Partners, Inc., Parkway LP and certain subsidiaries of the Operating Partnership in favor of Bank of America, N.A., as Administrative Agent.

Capital Expenditures

During the three months ended March 31, 2017, we paid $12.3 million in capital expenditures. These costs include building improvements, tenant improvements and leasing costs. All such improvements were financed with cash flow from the properties and capital expenditure escrow accounts.

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

The accounting policies and estimates used in the preparation of our consolidated financial statements are more fully described in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the notes to our consolidated financial statements contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. However, certain of our significant accounting policies are considered critical accounting policies due to the increased level of assumptions used or estimates made in determining their impact on our consolidated financial statements.

During the three months ended March 31, 2017, there have been no changes to our critical accounting policies and estimates.

Recent Accounting Pronouncements

See information appearing under the caption “—Recent Accounting Pronouncements—” in “Note 2—Basis of Presentation and Summary of Significant Accounting Policies” to the consolidated financial statements of Parkway, Inc. for a discussion of the recent accounting pronouncements not yet adopted by us.

Non-GAAP Financial Measures

Funds From Operations and Funds Available for Distribution

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

The following table presents a reconciliation of net loss to FFO attributable to the Operating Partnership for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Net loss	$(12,709)
Adjustments to derive FFO attributable to the Operating Partnership:
Dividends on preferred stock	(100)
Depreciation and amortization	23,768
Impairment loss on real estate	15,000
FFO attributable to the Operating Partnership	$25,959

In addition to FFO, we also disclose funds available for distribution (“FAD”). There is not a generally accepted definition established for FAD. Therefore, our measure of FAD may not be comparable to FAD reported by other REITs. We define FAD as FFO, excluding straight-line rents, amortization of below market leases, net, share-based compensation expense, amortization of loan costs, amortization of mortgage interest premium and reduced by capital expenditures for building improvements, tenant improvements and leasing costs. FAD measures 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
FFO attributable to the Operating Partnership	$25,959
Add (deduct):
Straight-line rents	(6,316)
Amortization of below market leases, net	(1,227)
Share-based compensation expense	488
Amortization of loan costs	810
Amortization of mortgage interest premium	(548)

Capital expenditures:
Building improvements	(1,216)
Tenant improvements	(7,656)
Leasing costs	(3,442)
Total capital expenditures	(12,314)
FAD attributable to the Operating Partnership	$6,852

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt. We define EBITDA as net income (loss) before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude share-based compensation expense, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, and transaction and acquisition costs which we refer to as “Adjusted EBITDA,” a non-GAAP financial measure. Although EBITDA and Adjusted EBITDA have limitations as analytical tools, we compensate for the limitations by only using EBITDA and Adjusted EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA and Adjusted EBITDA in conjunction with net income (loss) and the other required GAAP measures of our performance to improve their understanding of our operating results. EBITDA and Adjusted EBITDA measure 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, they should not be considered in isolation or as a substitute for operating income, net income (loss), or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.

The reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended March 31, 2017 and the computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt plus preferred stock to Adjusted EBITDA - annualized multiple are as follows (dollars in thousands):

Three Months Ended March 31, 2017
Net loss	$(12,709)
Adjustments to net loss:
Interest expense	8,686
Depreciation and amortization	23,768
Income tax expense	490
EBITDA	20,235
Share-based compensation expense	488
Impairment loss on real estate	15,000
Adjusted EBITDA	$35,723

Interest coverage ratio:
Adjusted EBITDA	$35,723
Interest expense	$8,686
Interest coverage ratio	4.1
Fixed charge coverage ratio:
Adjusted EBITDA	$35,723
Fixed charges:
Interest expense	$8,686
Principal payments	2,288
Dividends on preferred stock	100
Total fixed charges	$11,074
Fixed charge coverage ratio	3.2

Net debt plus preferred stock to Adjusted EBITDA - annualized multiple:
Adjusted EBITDA - annualized (1)	$142,892
Total debt:
Mortgage notes payable, at par	$447,343
Notes payable to banks, at par	350,000
Total debt	797,343
Less: cash and cash equivalents	(174,432)
Net debt	622,911
Series A preferred stock (liquidation value)	5,000
Net debt plus preferred stock	$627,911
Net debt plus preferred stock to Adjusted EBITDA - annualized multiple	4.4
(1) Adjusted EBITDA - annualized assumes that Greenway Plaza and Phoenix Tower are wholly owned for an entire annualized period.

Net Operating Income

We define net operating income (“NOI”) as income from office properties less property operating expenses. We consider NOI to be a useful performance measure to investors and management because it reflects the revenues and expenses directly associated with owning and operating our properties and the impact to operations from trends in occupancy rates, rental rates and operating costs not otherwise reflected in net income (loss). NOI measures 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

The following table presents a reconciliation of our net loss to NOI for the three months ended March 31, 2017 (in thousands):

Three Months Ended March 31, 2017
Net loss	$(12,709)
Add (deduct):
Income tax expense	490
Interest expense	8,686
Interest income	(208)
General and administrative	4,148
Impairment loss on real estate	15,000
Depreciation and amortization	23,768
Management company expenses	1,746
Management company income	(1,248)
NOI	$39,673

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our future income, cash flows and fair values relevant to financial instruments are dependent upon prevailing market interest rates, which is the primary market risk to which we believe we are exposed. Many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors that are beyond our control, contribute to interest rate risk. On October 6, 2016, we entered into the credit agreement governing the Credit Facility. As of March 31 2017, we were exposed to interest rate changes primarily through our three-year, $350 million senior secured Term Loan, which bore interest at a rate equal to LIBOR plus a margin ranging from 2.50% to 3.50%. From time to time, we may enter into hedging transactions with respect to our outstanding indebtedness. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap or cap agreements, option agreements, and futures or forward contracts.

As of March 31, 2017, our outstanding debt consisted of a total of approximately $447.3 million in fixed-rate mortgage debt on four of our five properties and $350 million outstanding under Term Loan, which bore interest at a rate of LIBOR plus 2.50% to 3.50%. An increase in LIBOR by one percentage point would increase the interest expense on the amount outstanding under the Term Loan as of March 31, 2017 by approximately $3.5 million annually. Conversely, a decrease in LIBOR to 0% would decrease the interest expense on this indebtedness by approximately $3.4 million annually, based on the one month LIBOR rate of approximately 0.98% as of March 31, 2017.

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

As described above in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Credit Facility,” on April 17, 2017, in connection with the Greenway Properties joint venture, the Company repaid in full all amounts outstanding under the Credit Facility with the proceeds from the new Loan and terminated the Credit Facility.

For additional information, see information appearing under the captions “Liquidity and Capital Resources—Credit Facility” and “Liquidity and Capital Resources—Mortgage Notes Payable, Net” appearing in “Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.”

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 31, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

Item 1A. Risk Factors

For a discussion of potential risks and uncertainties, please refer to Item 1A-Risk Factors, in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer

The following table summarizes all of the repurchases during the three months ended March 31, 2017:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
1/1/2017 to 1/31/2017	29,921	(1)	$22.27	—	—
2/1/2017 to 2/28/2017	—		—	—	—
3/1/2017 to 3/31/2017	—		—	—	—
	29,921		$22.27	—	—
(1) As permitted under our equity incentive plans, these shares were withheld by us to satisfy tax withholding obligations for employees in connection with the vesting of restricted stock units.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
2.1
Omnibus Contribution and Partial Interest Assignment Agreement, dated February 17, 2017, by and among Parkway Operating Partnership LP, certain subsidiaries thereof, CPPIB US RE-A, Inc., and Permian Investor LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 22, 2017).

2.2
Omnibus Direction Agreement, dated as of April 17, 2017, by and among Parkway Operating Partnership LP, each of the entities listed on Exhibit A attached thereto, Permian Investor LP, and CPPIB US RE-A, Inc. (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on April 20, 2017).

3.1	Articles of Amendment and Restatement of Parkway, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on October 5, 2016).

3.2	Amended and Restated Bylaws of Parkway, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Form 8-K filed on October 5, 2016).
10.1
Amended and Restated Limited Partnership Agreement of GWP JV Limited Partnership dated as of April 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company's Form 8-K filed on April 20, 2017).

10.2
Loan Agreement dated as of April 17, 2017, between Goldman Sachs Mortgage Company, as Lender, and GWP North Richmond, LLC, GWP Eight Twelve, LLC, GWP West, LLC, GWP Richmond Avenue, LLC, GWP Central Plant, LLC, GWP Nine, LLC, GWP Edloe Parking, LLC, GWP ONE, LLC, GWP TWO, LLC, GWP East, LLC and GWP 3800 Buffalo Speedway, LLC (filed herewith).

10.3
Guaranty, dated as of April 17, 2017, by Parkway Operating Partnership LP in favor of Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 20, 2017).

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
101**
The following materials from Parkway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets of Parkway, Inc., (ii) consolidated statement of operations of Parkway, Inc., (iii) consolidated statement of changes in equity of Parkway, Inc., (iv) consolidated statement of cash flows of Parkway, Inc., (v) the notes to the consolidated financial statements of Parkway, Inc., (vi) combined statement of operations for each of Parkway Houston and Cousins Houston, (vii) combined statement of cash flows for each of Parkway Houston and Cousins Houston, and (viii) notes to the combined financial statements of each of Parkway Houston and Cousins Houston.

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

DATE:  May 8, 2017                    PARKWAY, INC.

BY: /s/ Scott E. Francis
Scott E. Francis
Executive Vice President, Chief Financial Officer and Chief Accounting Officer