Form 10-Q
period 2017-06-30
Parkway, Inc.
filed 2017-08-11
CIK 1677761

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2017
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 49,220,914 shares of common stock, $0.001 par value, and 858,417 shares of limited voting stock, $0.001 par value, outstanding at August 7, 2017.

EXPLANATORY NOTE

This Quarterly Report on Form 10-Q of Parkway, Inc. (the “Company”) includes the financial statements of both the Company, as of and for the three and six months ended June 30, 2017, and the Company’s predecessors, Parkway Houston and Cousins Houston, for the three and six months ended June 30, 2016. “Parkway Houston” is the portion of the Houston Business (as defined below) previously owned and operated by Parkway Properties, Inc. (“Legacy Parkway”), including Legacy Parkway’s fee-based real estate services and certain other assets previously owned by Legacy Parkway. “Cousins Houston” is the portion of the Houston Business previously owned and operated by Cousins Properties Incorporated (“Cousins”). “Houston Business” is the portion of the combined businesses of Legacy Parkway and Cousins relating to the ownership of real properties in Houston, Texas, together with Legacy Parkway’s fee-based real estate services, which was contributed to the Company pursuant to the Separation (as defined below). Parkway Houston and Cousins Houston were not operated by Legacy Parkway or Cousins as stand-alone businesses.

On October 6, 2016, Legacy Parkway merged with and into Clinic Sub Inc., a wholly owned subsidiary of Cousins, with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Legacy Parkway Merger”). The Legacy Parkway Merger was consummated pursuant to that certain Agreement and Plan of Merger, dated April 28, 2016 (the “Legacy Parkway Merger Agreement”), by and among Cousins, Clinic Sub Inc., Legacy Parkway and Parkway Properties LP (“Parkway LP”). Following the consummation of the Legacy Parkway Merger on October 6, 2016, in accordance with the Legacy Parkway Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services, from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to the Company, and the remainder of the combined business was transferred to Cousins Properties LP, a Delaware limited partnership (“Cousins LP”), the operating partnership of Cousins. On October 7, 2016, following the Separation and Reorganization, Cousins completed the spin-off of the Company, by distributing all of the Company’s outstanding shares of common and limited voting stock to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). The Spin-Off was consummated pursuant to the Legacy Parkway Merger Agreement and that certain Separation, Distribution and Transition Services Agreement, dated October 5, 2016, by and among the Company, Parkway LP, Cousins, Cousins LP and certain other parties.

The financial statements of the Company’s predecessors, Parkway Houston and Cousins Houston, presented in this Quarterly Report on Form 10-Q cover the period for the three and six months ended June 30, 2016, which was prior to consummation of the Separation, the UPREIT Reorganization and the Spin-Off. Therefore, the discussion of the results of operations, cash flows and financial condition of Parkway Houston and Cousins Houston set forth in this Quarterly Report on Form 10-Q is not necessarily indicative of the future results of operations, cash flows or financial condition of the Company as an independent, publicly traded company.

PARKWAY, INC.
FORM 10-Q
TABLE OF CONTENTS
FOR THE QUARTER ENDED JUNE 30, 2017

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

Although we believe the expectations reflected in any forward-looking statement are based on reasonable assumptions, we can give no assurance that our expectations will be attained, and it is possible that our actual results may differ materially from those indicated by these forward-looking statements due to a variety of risks and uncertainties. Such factors include, but are not limited to:

•	our short operating history as an independent company;

•	conditions associated with our primary market, including an oversupply of office space, customer financial difficulties and general economic conditions;

•	our ability to consummate the pending merger transaction with the Canada Pension Plan Investment Board and the risks associated therewith;

•	the ability of the Company to obtain required stockholder approval required to consummate the proposed merger;

•	the satisfaction or waiver of other conditions in the merger agreement;

•	the outcome of the current and any future legal proceedings that have or may be instituted against us and others related to the merger agreement in connection with the pending merger transaction;

•	the risk that the pending merger transaction, or the other transactions contemplated by the merger agreement, may not be completed in the time frame expected by the parties or at all;

•	that each of our properties represent a significant portion of our revenues and costs;

•	that our Spin-Off from Cousins will not qualify for tax-free treatment;

•	our ability to meet mortgage debt obligations on certain of our properties;

•	the availability of refinancing current debt obligations;

•	risks associated with joint ventures and potential co-investments with third-parties;

•	changes in any credit rating we may subsequently obtain;

•	changes in the real estate industry and in performance of the financial markets and interest rates and our ability to effectively hedge against interest rate changes;

•	the actual or perceived impact of global and economic conditions, including U.S. monetary policy;

•	declines in commodity prices, which may negatively impact the Houston, Texas market;

•	the concentration of our customers in the energy sector;

•	that a significant portion of our revenues comes from our top 20 customers;

•	the demand for and market acceptance of our properties for rental purposes;

•	our ability to enter into new leases or renewal leases on favorable terms;

•	the potential for termination of existing leases pursuant to customer termination rights;

•	the amount, growth and relative inelasticity of our expenses;

•	the bankruptcy or insolvency of companies for which we provide property management services or the sale of these properties;

•	the outcome of claims and litigation involving or affecting the company;

•	the ability to satisfy conditions necessary to close pending transactions and the ability to successfully integrate the assets and related operations acquired in such transactions after the closing;

•	applicable regulatory changes;

•	risks associated with the ownership and development of real property, including risks related to natural disasters and illiquidity of real estate;

•	risks associated with acquisitions, including the integration of the combined Houston Business;

•	risks associated with the fact that our historical and pro forma financial information may not be a reliable indicator of our future results;

•	risks associated with achieving expected synergies or cost savings;

•	defaults or non-renewal of leases;

•	termination or non-renewal of property management contracts;

•	our failure to maintain our status as real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”);

•	risks associated with the potential volatility of our common stock; and

•	other risks and uncertainties detailed from time to time in our Securities and Exchange Commission (“SEC”) filings.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

PARKWAY, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)
(unaudited)

	June 30, 2017	December 31, 2016
Assets
Real estate related investments:
Office properties	$782,599	$1,864,668
Accumulated depreciation	(52,536)	(159,057)
Total real estate related investments, net	730,063	1,705,611

Investment in unconsolidated joint venture	263,960	—
Cash and cash equivalents	448,416	230,333
Receivables and other assets	55,202	92,257
In-place lease intangibles, net of accumulated amortization of $26,908 and $76,137, respectively	55,509	117,243
Other intangible assets, net of accumulated amortization of $2,369 and $4,202, respectively	13,152	18,451
Total assets	$1,566,302	$2,163,895

Liabilities
Notes payable to banks, net	$—	$341,602
Mortgage notes payable, net	375,530	451,577
Accounts payable and other liabilities	37,175	47,219
Accrued tenant improvements	4,855	66,104
Accrued property taxes	12,438	53,659
Below market leases, net of accumulated amortization of $11,468 and $26,958, respectively	19,419	51,812
Total liabilities	449,417	1,011,973

Equity
Parkway, Inc. stockholders’ equity
Common stock, $0.001 par value, 200,000,000 shares authorized and 49,220,914 and 49,110,645 shares issued and outstanding on June 30, 2017 and December 31, 2016, respectively	49	49
Limited voting stock, $0.001 par value, 1,000,000 shares authorized and 858,417 shares issued and outstanding	1	1
8.00% Series A non-voting preferred stock, $100,000 liquidation preference per share, 50 shares authorized, issued and outstanding, and preferred stock, $0.001 par value, 48,999,950 shares authorized, zero issued and outstanding	5,000	5,000
Additional paid-in capital	1,139,260	1,138,151
Accumulated deficit	(47,210)	(14,316)
Total Parkway, Inc. stockholders’ equity	1,097,100	1,128,885
Noncontrolling interest - unitholders	19,785	23,037
Total equity	1,116,885	1,151,922
Total liabilities and equity	$1,566,302	$2,163,895

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Revenues
Income from office properties	$38,486	$108,603
Management company income	2,862	4,110
Total revenues	41,348	112,713
Expenses
Property operating expenses	17,587	48,031
Management company expenses	4,345	6,091
Depreciation and amortization	12,468	36,236
Impairment loss on real estate	—	15,000
General and administrative	5,717	9,865
Total expenses	40,117	115,223
Operating income (loss)	1,231	(2,510)
Other income and expenses
Interest income	692	900
Equity in earnings of unconsolidated joint venture	579	579
Loss on sale of interest in real estate	(625)	(625)
Loss on extinguishment of debt	(7,569)	(7,569)
Interest expense	(4,561)	(13,247)
Loss before income taxes	(10,253)	(22,472)
Income tax expense	(300)	(790)
Net loss	(10,553)	(23,262)
Net loss attributable to noncontrolling interest - unitholders	193	453
Net loss attributable to Parkway, Inc.	(10,360)	(22,809)
Dividends on preferred stock	(100)	(200)
Net loss attributable to common stockholders	$(10,460)	$(23,009)

Net loss per common share attributable to common stockholders:
Basic net loss per common share attributable to common stockholders	$(0.21)	$(0.47)
Diluted net loss per common share attributable to common stockholders	$(0.21)	$(0.47)
Weighted average shares outstanding:
Basic	49,206	49,200
Diluted	49,206	49,200

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
(in thousands, except share and per share data)
(unaudited)

	Parkway, Inc. Stockholders’ Equity
	Common Stock	Limited Voting Stock	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest - Unitholders	Total Equity
Balance at December 31, 2016	$49	$1	$5,000	$1,138,151	$(14,316)	$23,037	$1,151,922
Net loss	—	—	—	—	(22,809)	(453)	(23,262)
Common dividends declared - $0.20 per share	—	—	—	—	(9,885)	(192)	(10,077)
Preferred dividends declared - $4,000 per share	—	—	—	—	(200)	—	(200)
Share-based compensation	—	—	—	1,016	—	—	1,016
Issuance of 25,700 shares to directors	—	—	—	506	—	—	506
Purchase of 29,921 shares to satisfy tax withholding obligation in connection with the vesting of restricted stock	—	—	—	(665)	—	—	(665)
Redemption of 117,850 operating partnership units	—	—	—	252	—	(2,607)	(2,355)
Balance at June 30, 2017	$49	$1	$5,000	$1,139,260	$(47,210)	$19,785	$1,116,885

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Six Months Ended June 30, 2017
Operating activities
Net loss	$(23,262)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	36,236
Amortization of management contracts	155
Amortization of above/below market leases, net	(1,651)
Amortization of financing costs	1,000
Amortization of debt premium	(1,306)
Share-based compensation expense	1,522
Deferred income tax expense	183
Loss on sale of interest in real estate	625
Impairment loss on real estate	15,000
Loss on extinguishment of debt	7,569
Equity in loss of unconsolidated joint venture	570
Increase in deferred leasing costs	(7,559)
Changes in operating assets and liabilities:
Change in receivables and other assets	(15,276)
Change in accounts payable and other accrued expenses	(48,250)
Cash used in operating activities	(34,444)
Investing activities
Investment in unconsolidated joint venture	(41,111)
Proceeds from sale of real estate	211,671
Improvements to real estate	(13,439)
Cash provided by investing activities	157,121
Financing activities
Proceeds from mortgage notes payable	465,000
Principal payments on mortgage notes payable	(4,257)
Repayment of note payable to bank	(350,000)
Deferred financing costs	(2,082)
Purchase of common stock	(665)
Dividends paid on common stock	(9,843)
Dividends paid on common units of the operating partnership	(192)
Dividends paid on non-voting preferred stock	(200)
Redemption of operating partnership units	(2,355)
Cash provided by financing activities	95,406
Change in cash and cash equivalents	218,083
Cash and cash equivalents at beginning of period	230,333
Cash and cash equivalents at end of period	$448,416

See notes to consolidated financial statements.

PARKWAY, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Supplemental Cash Flow Information and Schedule of Non-Cash Investing and Financing Activity

Six Months Ended June 30, 2017
Supplemental cash flow information:
Cash paid for interest	$14,703
Cash paid for income taxes	332
Supplemental schedule of non-cash investing and financing activity:
Deconsolidation of Greenway Plaza and Phoenix Tower assets	$1,093,949
Investment in unconsolidated joint venture	223,419
Deconsolidation of Greenway Properties loan	465,000
Phoenix Tower mortgage loan assumed by Greenway Properties joint venture	75,879
Accrued capital expenditures	26,375

PARKWAY, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2017
(unaudited)

Note 1—Organization

Parkway, Inc. (the “Company”) is an independent, publicly traded, self-managed real estate investment trust (“REIT”) that owns and operates high-quality office properties located in submarkets in Houston, Texas. At June 30, 2017, the Company owned or had an interest, including an interest held in an unconsolidated joint venture, in a portfolio consisting of five assets comprising 19 buildings and totaling approximately 8.7 million rentable square feet (unaudited) in the Galleria, Greenway and Westchase submarkets of Houston, providing geographic focus and significant operational scale and efficiencies.

In addition, the Company operates a fee-based real estate service (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”) through a wholly owned subsidiary, Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which managed in total approximately 8.7 million square feet, including 5.0 million square feet related to interests held in an unconsolidated joint venture and the remainder related to properties held by third-party property owners. Unless otherwise indicated, all references to square feet represent net rentable square feet.

The Company’s Pending Merger with the Canada Pension Plan Investment Board

On June 29, 2017, the Company, Parkway LP and certain subsidiaries of the Canada Pension Plan Investment Board (“CPPIB”) entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which CPPIB will acquire 100% of the Company for $1.2 billion, or $23.05 per share. The $23.05 per share cash consideration consists of $19.05 per share plus a $4.00 per share special dividend to be paid prior to closing. The transaction is not subject to a financing condition and is expected to close in the fourth quarter of 2017, subject to customary closing conditions, including approval by the Company's stockholders.

The Company’s Spin-Off from Cousins

On October 7, 2016, Cousins Properties Incorporated (“Cousins”) completed the spin-off of the Company by distributing all of the Company’s outstanding shares of common and limited voting stock to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). The Spin-Off was effected pursuant to that certain Agreement and Plan of Merger (the “Legacy Parkway Merger Agreement”), dated as of April 28, 2016, by and among Parkway Properties, Inc. (“Legacy Parkway”), Parkway Properties LP (“Parkway LP”), Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins, and pursuant to that certain Separation, Distribution and Transition Services Agreement (the “Separation and Distribution Agreement”), dated as of October 5, 2016, among the Company, Cousins and certain other parties thereto.

Prior to the Spin-Off, the Company was incorporated on June 3, 2016 as a wholly owned subsidiary of Legacy Parkway. On October 6, 2016, pursuant to the Legacy Parkway Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Legacy Parkway Merger”). In connection with the Legacy Parkway Merger, the Company became a subsidiary of Cousins. Immediately following the effective time of the Legacy Parkway Merger, in accordance with the Legacy Parkway Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s Third-Party Services Business, from the remainder of the combined businesses (the “Separation”). In connection with the Separation, the Company and Cousins reorganized the businesses through a series of transactions (the “UPREIT Reorganization”), pursuant to which the Houston Business was transferred to the Company, and the remainder of the combined business was transferred to Cousins Properties LP, a Delaware limited partnership (“Cousins LP”), the operating partnership of Cousins. Following the Separation and UPREIT Reorganization, Cousins effected the Spin-Off on October 7, 2016.

Greenway Properties Joint Venture

On February 17, 2017, the Company, through Parkway Operating Partnership LP (the “Operating Partnership”) and certain other subsidiaries, entered into an Omnibus Contribution and Partial Interest Assignment Agreement (the “Contribution Agreement”) with an affiliate of CPPIB and an entity controlled by TH Real Estate Global Asset Management and Silverpeak Real Estate Partners (“TIAA/SP”). Pursuant to the Contribution Agreement, on April 20, 2017, the Company completed the sale of an aggregate 49% interest in Greenway Plaza and Phoenix Tower (collectively, the “Greenway Properties”). As a result, the Operating Partnership, through a joint venture with CPPIB and TIAA/SP (the “Greenway Properties joint venture”), owns a 51% indirect interest in the Greenway Properties (with 1% held by a subsidiary acting as the general partner of the Greenway Properties joint venture and 50% held by a subsidiary acting as a limited partner of the Greenway Properties joint venture), and each of CPPIB and TIAA/SP owns a 24.5% indirect interest. While the Company has significant influence over the operations of the Greenway Properties joint venture, CPPIB and TIAA/SP hold substantive participating rights. As a result, the Company deconsolidated the Greenway Properties, and the retained interest is accounted for under the equity method. During the six months ended June 30, 2017, the Company recorded a $15.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value, less costs to sell, of the properties related to the Greenway Properties joint venture.

On April 17, 2017, certain subsidiaries of the Greenway Properties joint venture (collectively, the “Borrowers”) entered into a loan agreement (the “Loan Agreement”) with Goldman Sachs Mortgage Company (“Lender”).The Loan Agreement, which was executed while the Borrowers were still wholly-owned subsidiaries of the Company, provides for a loan in the original principal amount of $465 million (the “Loan”), and was fully funded to the Operating Partnership at the initial closing of the Greenway Properties joint venture on April 17, 2017. The Operating Partnership used the proceeds of the Loan to (i) repay all amounts outstanding under the Company’s Credit Agreement, dated as of October 6, 2016, by and among the Operating Partnership, as borrower, the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (the “Credit Agreement”), providing for a three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and a three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”), and (ii) to fund a credit to the Greenway Properties joint venture with respect to certain outstanding contractual lease obligations and in-process capital expenditures. The Loan has a term of five years, maturing on May 6, 2022, and bears interest at a rate of 3.8% per annum. The Loan is secured by, among other things, a first priority mortgage lien against the Borrowers’ fee simple interest in the Greenway Properties (other than the Phoenix Tower asset).

Immediately following the execution of the Loan Agreement and funding of proceeds to the Operating Partnership, CPPIB and TIAA/SP each acquired a 24.5% interest in the Borrowers, and the assets and liabilities, including the Loan, were deconsolidated by the Company. The Greenway Properties joint venture also assumed the existing mortgage debt secured by Phoenix Tower, which had an outstanding balance of approximately $75.9 million at April 17, 2017 and matures on March 1, 2023. The Company recorded a non-cash loss on extinguishment of debt of approximately $7.6 million during the three and six months ended June 30, 2017 related to the termination of the Credit Facility.

Note 2—Basis of Presentation and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The Company, through its wholly owned subsidiary Parkway Properties General Partners, Inc. (“PPGP”), is the sole, indirect general partner of the Operating Partnership and, as of June 30, 2017, owned a 98.2% interest in the Operating Partnership directly and through its subsidiaries PPGP and Parkway LP. The remaining 1.8% interest is indirectly held by certain persons through their limited partnership interests in Parkway LP. As the sole, indirect general partner of the Operating Partnership, the Company has full and complete authority over the Operating Partnership’s operations and management.

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

The equity method of accounting is used for those joint ventures that do not meet the criteria for consolidation and where the Company does not control these joint ventures, but exercises significant influence. The cost method of accounting is used for investments in which the Company does not have significant influence. These investments are reviewed for impairment when indicators of impairment exist.

The accompanying unaudited consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair presentation of the results for the interim period presented. All such adjustments are of a normal recurring nature. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These financial statements should be read in conjunction with the Annual Report on Form 10-K for the year ended December 31, 2016 and the audited financial statements included therein and the notes thereto.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)” (“ASU 2014-09”). The objective of ASU 2014-09 is to establish a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company's revenues that will be impacted by this standard include revenues earned from fee-based real estate services, sales of real estate assets including land parcels and operating properties and other ancillary income. The Company expects that the amount and timing of revenue recognition from its fee-based real estate services referenced above will be generally consistent with its current measurement and pattern of recognition. The Company currently anticipates utilizing the modified retrospective method of adoption on January 1, 2018 and continues to evaluate the adoption impacts of this standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842)” (“ASU 2016-02”). ASU 2016-02 requires companies to recognize lease assets and lease liabilities of lessees on the balance sheet and disclose key information about leasing arrangements. Lessor accounting will remain substantially similar to the current accounting; however, certain refinements were made to conform the standard with the recently issued revenue recognition guidance in ASU 2014-09, specifically related to the allocation and recognition of contract consideration earned from lease and non-lease revenue components. Additionally, certain leasing costs that are eligible to be capitalized as initial direct costs are also limited by ASU 2016-02. The Company expects to adopt this guidance effective January 1, 2019 and will utilize the modified retrospective method of adoption. Substantially all of the Company's revenues are earned from arrangements that are within the scope of ASU 2016-02, thus we anticipate that the timing of recognition and financial statement presentation of certain revenues, including revenues that related to consideration from non-lease components, may be affected. The Company is still assessing the impact of adopting this guidance.

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

Note 3—Real Estate Related Investments, Net

At June 30, 2017, real estate related investments, net consisted of CityWestPlace, San Felipe Plaza, and Post Oak Central, which are indirectly wholly owned by the Company, were comprised of eight buildings totaling approximately 3.7 million rentable square feet, located in the Galleria and Westchase submarkets of Houston. At December 31, 2016, real estate related investments, net consisted of five office assets located in the Galleria, Greenway and Westchase submarkets of Houston, comprising 19 buildings and two adjacent parcels of land totaling approximately 8.7 million rentable square feet.

Balances of major classes of depreciable assets and their respective estimated useful lives are (in thousands):

Asset Category	Useful Life	June 30, 2017	December 31, 2016
Land	Non-depreciable	$134,978	$417,315
Buildings and garages	7 to 40 years	529,642	1,095,815
Building improvements	5 to 40 years	24,593	55,093
Tenant improvements	Lesser of useful life or term of lease	93,386	296,445
		$782,599	$1,864,668

The Company is geographically concentrated in Houston, Texas. For the three months ended June 30, 2017, four tenants in the Company's wholly owned portfolio represented 15.1%, 11.1%, 6.0% and 5.5% of income from office properties, respectively. For the six months ended June 30, 2017, three tenants in the Company's wholly owned portfolio represented 10.7%, 8.5% and 7.8% of income from office properties, respectively.

Note 4—Investment in Unconsolidated Joint Venture

As of June 30, 2017, in addition to the eight buildings included in the consolidated financial statements, the Company also invested in the Greenway Properties joint venture, comprising 11 buildings and totaling approximately 5.0 million rentable square feet in the Greenway submarket of Houston. As of June 30, 2017, the Company's net investment in the Greenway Properties joint venture was $264.0 million. The assets (including identifiable intangible assets) and liabilities for the Greenway Properties joint venture were recorded at their respective fair values as of April 17, 2017. The following table summarizes the balance sheet of the Greenway Properties joint venture at June 30, 2017 (in thousands):

June 30, 2017
Assets
Real estate related investments:
Office properties	$923,334
Accumulated depreciation	(7,730)
Total real estate related investments, net	915,604

Cash and cash equivalents	22,828
Receivables and other assets	105,280
In-place lease intangibles, net of accumulated amortization of $6,230	118,242
Other intangible assets, net of accumulated amortization of $781	18,741
Total assets	$1,180,695

Liabilities
Mortgage notes payable, net	$533,408
Accounts payable and other liabilities	34,303
Accrued tenant improvements	66,352
Accrued property taxes	14,125
Below market leases, net of accumulated amortization of $567	14,938
Total liabilities	663,126

Equity
Partner's equity	517,569
Total liabilities and equity	$1,180,695

The following table summarizes the statement of operations of the Greenway Properties joint venture from April 17, 2017, the date of inception of the Greenway Properties joint venture, to June 30, 2017 (in thousands):

From April 17, 2017 (Date of Inception) to June 30, 2017
Revenues
Income from office properties	$32,735
Expenses
Property operating expenses	14,542
Depreciation and amortization	14,859
Total expenses	29,401
Operating income	3,334
Other expenses
Interest expense	(4,452)
Net loss	$(1,118)

The following table presents a reconciliation of net loss of the Greenway Properties joint venture to the Company's equity in earnings of unconsolidated joint venture for the period from April 17, 2017, the date of inception of the Greenway Properties joint venture, to June 30, 2017 (in thousands):

From April 17, 2017 (Date of Inception) to June 30, 2017
Net loss of Greenway Properties joint venture	$(1,118)
Company's interest in Greenway Properties joint venture	51%
Company's share of net loss of Greenway Properties joint venture	(570)
Company's elimination of management company income	1,149
Company's equity in earnings of unconsolidated joint venture	$579

Note 5—Capital and Financing Transactions

Notes Payable to Banks, Net

A summary of notes payable to banks, net at June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	Interest Rate at December 31, 2016	Outstanding Balance at June 30, 2017	Outstanding Balance at December 31, 2016
$100.0 Million Revolving Credit Facility	3.8%	$—	$—
$350.0 Million Three-Year Term Loan	3.7%	—	350,000
Notes payable to banks outstanding		—	350,000
Unamortized debt issuance costs, net		—	(8,398)
Total notes payable to banks, net		$—	$341,602

Credit Facility

In connection with the Separation and the UPREIT Reorganization, on October 6, 2016, the Company and the Operating Partnership, as borrower, entered into a credit agreement providing for (i) a three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and (ii) a three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”), with Bank of America, N.A., as Administrative Agent, and the lenders party thereto (collectively, the “Lenders”). The Credit Facility had an initial maturity date of October 6, 2019, but was subject to a one-year extension option at the election of the Operating Partnership. The exercise of the extension option required the payment of an extension fee and the satisfaction of certain other customary conditions. The credit agreement also permitted the Operating Partnership to utilize up to $15 million of the Revolving Credit Facility for the issuance of letters of credit. Interest on the Credit Facility accrued at a rate based on LIBOR or a base rate plus an applicable margin. The Credit Facility was prepayable at the election of the borrower (upon not less than three business days’ written notice to the administrative agent) without premium or penalty (other than customary breakage fees), and did not require any scheduled repayments of principal prior to the maturity date. The Credit Facility was guaranteed pursuant to a Guaranty Agreement entered into on October 6, 2016, by the Company, all wholly owned material subsidiaries of the Operating Partnership that are not otherwise prohibited from guarantying the Credit Facility, PPGP and Parkway LP.

On April 17, 2017, in connection with completion of the Greenway Properties joint venture transaction, the Operating Partnership repaid in full all amounts outstanding under the Credit Facility and terminated the Credit Facility. The Company recorded a non-cash loss on extinguishment of debt of approximately $7.6 million during the three and six months ended June 30, 2017 related to the termination of the Credit Facility.

Mortgage Notes Payable, Net

A summary of mortgage notes payable, net at June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

Office Properties	Fixed Rate	Maturity Date	June 30, 2017	December 31, 2016
San Felipe Plaza	4.8%	12/01/2018	$105,156	$106,085
CityWestPlace III and IV	5.0%	03/05/2020	87,852	88,700
Post Oak Central	4.3%	10/01/2020	176,487	178,285
Phoenix Tower	3.9%	03/01/2023	—	76,561
Unamortized premium, net			6,601	2,600
Unamortized debt issuance costs, net			(566)	(654)
Total mortgage notes payable, net			$375,530	$451,577

The Greenway Properties joint venture assumed the existing mortgage debt secured by Phoenix Tower, which had an outstanding balance of approximately $75.9 million at April 17, 2017 and matures on March 1, 2023. See “Note 1—Organization” for additional information regarding the assumption of the Phoenix Tower mortgage by the Greenway Properties joint venture.

Note 6—Fair Values of Financial Instruments

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

Fair values of financial instruments were as follows (in thousands):

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$448,416	$448,416	$230,333	$230,333
Financial Liabilities:
Notes payable to banks (1)	$—	$—	$350,000	$349,372
Mortgage notes payable (1)	369,495	384,108	449,631	452,753
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

Non-financial assets and liabilities recorded at fair value on a non-recurring basis include the following: (1) non-financial assets and liabilities measured at fair value in a business combination, if any, and (2) impairment or disposal of long-lived assets measured at fair value. The fair values assigned to the Company’s purchase price assignments utilize Level 2 and Level 3 inputs as defined by ASC 820. The fair value assigned to the long-lived assets for which there was impairment recorded utilize Level 2 inputs as defined by ASC 820.

Note 7—Commitments and Contingencies

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

Obligations for tenant improvements, lease commissions and lease incentives recorded on the consolidated balance sheet at June 30, 2017 are as follows (in thousands):

2017	$7,489
2018	479
2019	—
2020	1,093
2021	—
Thereafter	—
Total	$9,061

Note 8—Share-Based and Long-Term Compensation Plans

In September 2016, the Company adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to the Company’s employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of common stock; or (viii) cash. The Registration Statement on Form S-8, filed with the SEC on October 7, 2016, covered (i) 5,000,000 shares of the Company’s common stock, plus (ii) up to 1,300,000 shares of common stock issuable pursuant to equity awards of the Company resulting from awards originally granted under Legacy Parkway’s equity incentive plan that were assumed by the Company in connection with the Legacy Parkway Merger and the Spin-Off (the “Assumed Awards”). Ultimately, there were 1,002,596 Assumed Awards granted in connection with the Legacy Parkway Merger and the Spin-Off, such that the total number of shares reserved under the 2016 Plan is 6,002,596 shares of the Company’s common stock.

Through June 30, 2017, the Company had stock options and restricted stock units (“RSUs”) outstanding under the 2016 Plan, each as described below.

Long-Term Equity Incentives

At June 30, 2017, a total of 773,617 shares underlying stock options with an aggregate fair value of $1.2 million had been granted to officers of the Company and former officers of Legacy Parkway and remained outstanding and exercisable under the 2016 Equity Plan. The options have exercise prices that range from $21.91 to $22.00 and expire on March 2, 2023.

At June 30, 2017, a total of 209,125 time-vesting RSUs had been granted to officers and certain other employees of the Company and remained outstanding and unvested under the 2016 Equity Plan. The time-vesting RSUs are valued at $4.3 million, which equates to an average price per share of $20.55. A total of 114,490 time-vesting RSU awards vested on January 1, 2017, 75,267 time-vesting RSU awards will vest in increments of 25% per year on each of the first, second, third and fourth anniversaries of the grant date and 133,858 time-vesting RSU awards will vest in increments of 33% per year on each of the first, second and third anniversaries of the grant date, subject to the grantee’s continued service.

At June 30, 2017, a total of 283,099 performance-vesting RSUs had been granted to officers and certain other employees of the Company and remained outstanding and unvested under the 2016 Equity Plan. The performance-vesting RSUs are valued at approximately $2.4 million, which equates to an average price per share of $8.60. Grant date fair values of the performance-vesting RSUs are estimated using a Monte Carlo simulation model and the resulting expense is recorded regardless of whether the total stockholder return (“TSR”) performance measures are achieved if the required service is delivered. Each performance-vesting RSU will vest based on the attainment of TSR targets during the applicable performance period, subject to the grantee’s continued service.

Total compensation expense related to stock options and RSUs of $528,000 and $1.0 million was recognized in general and administrative expenses on the Company’s consolidated statements of operations for the three and six months ended June 30, 2017. Total compensation expense related to non-vested awards not yet recognized was $5.5 million at June 30, 2017. The weighted average period over which this expense is expected to be recognized is approximately 2.7 years.

	Options		Time-Vesting RSUs		Performance-Vesting RSUs
	# of Options	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value	# of Stock Units	Weighted Average Grant-Date Fair Value
Balance at December 31, 2016	33,011	$1.57	270,815	$20.85	159,899	$11.82
Granted	—	—	52,800	19.60	123,200	4.41
Vested	(33,011)	1.57	(114,490)	20.81	—	—
Balance at June 30, 2017	—	$—	209,125	$20.55	283,099	$8.60

Note 9—Net Loss per Common Share

The computation of basic and diluted earnings per share (“EPS”) is as follows (in thousands, except per share data):

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Numerator:
Basic and diluted net loss attributable to common stockholders	$(10,460)	$(23,009)
Denominator:
Basic and diluted weighted average shares outstanding	49,206	49,200

Basic net loss per common share attributable to common stockholders	$(0.21)	$(0.47)
Diluted net loss per common share attributable to common stockholders	$(0.21)	$(0.47)

The computation of diluted EPS for the three and six months ended June 30, 2017 does not include the effect of net loss attributable to noncontrolling interest - unitholders in the numerator and partnership units and time-vesting RSUs in the denominator as their inclusion would have been anti-dilutive. Terms and conditions of these awards are described in “Note 8—Share-Based and Long-Term Compensation Plans.”

Note 10—Related Party Transactions

Certain of the Company’s executive officers own interests in properties that are managed and leased by Eola. For the three and six months ended June 30, 2017, the Company recorded approximately $41,000 and $86,000 in management fees and approximately $144,000 and $259,000 in reimbursements, respectively, related to the management and leasing of these properties.

During the three and six months ended June 30, 2017, the Company paid director fees for the two directors nominated by TPG VI Pantera Holdings, L.P. (“TPG Pantera”) totaling approximately $32,000 and $106,000, respectively, to TPG VI Management, LLC (“TPG Management,” and together with TPG Pantera, the “TPG Parties”).

On September 28, 2016, Eola entered into an agreement and side letter with affiliates of the TPG Parties pursuant to which Eola performs property management, accounting and finance services for such affiliates of the TPG Parties at certain assets owned by such affiliates (collectively, the “TPG Owner”) that were purchased from Legacy Parkway on September 27, 2016. The agreement has a one-year term and automatically renews for successive one-year terms unless otherwise terminated in accordance with the terms of the agreement. Pursuant to the agreement and side letter, Eola receives a monthly management fee equal to approximately 2.5% of the aggregate gross revenues received from the operation of the properties and is reimbursed for certain personnel expenses. During the three and six months ended June 30, 2017, Eola recorded approximately $176,000 and $301,000 for management fees and $143,000 and $270,000 for salary reimbursements, respectively.

During the three and six months ended June 30, 2017, the Company recorded management fees of approximately $452,000 and reimbursements, net of elimination, related to the unconsolidated joint venture of approximately $1.1 million.

Concurrently with the execution of the Legacy Parkway Merger Agreement, Legacy Parkway and Parkway LP entered into a letter agreement (the “Thomas Letter Agreement”) with Mr. James A. Thomas, then chairman of the Legacy Parkway board of directors and the current chairman of the Company’s board of directors, and certain unitholders of Parkway LP who are affiliated with Mr. Thomas. Pursuant to the Separation and Distribution Agreement, the Thomas Letter Agreement is binding on the Company. On March 14, 2017, the Operating Partnership and Parkway LP entered into a Debt Guaranty Agreement (the “Debt Guaranty Agreement”) with Mr. Thomas and certain affiliates of Mr. Thomas (the “Thomas Investors”) that implements those provisions of the Thomas Letter Agreement regarding debt guarantee opportunities made available to Mr. Thomas and the Thomas Investors. Consistent with the Thomas Letter Agreement, pursuant to the Debt Guaranty Agreement, the Operating Partnership made available to Mr. Thomas and the Thomas Investors certain debt guarantee opportunities corresponding to specified mortgage loans of the Company, of which Mr. Thomas and the Thomas Investors entered into contribution agreements with respect to $109 million (representing an additional $70 million over their existing $39 million guarantee). In the event these specified mortgage loans become unavailable for guarantee (whether because the Company repays them, sells the corresponding asset, or otherwise), the Company is required to use commercially reasonable efforts to provide a replacement guarantee or contribution opportunity to the extent of the Company’s remaining qualifying debt (but not in excess of $109 million). The Company has agreed to maintain any such debt for the remainder of the five-year period following October 2016, subject to early termination in the event of a going private transaction, sale of all or substantially all of the Company’s assets or certain similar transactions.

Note 11—Subsequent Events

On August 2, 2017, a purported federal securities class action related to the Merger Agreement, Price v. Parkway, Inc., et al., was filed in the United States District Court for the Southern District of Texas, Civil Action No. 4:17-cv-2367, against the Company and the members of the Company's board of directors. On August 9, 2017, another purported federal securities class action related to the Merger Agreement, Scarantino v. Parkway, Inc., et al., was filed in the United States District Court for the Southern District of Texas, Civil Action No. 4:17-cv-02441, against the Company, Parkway LP, CPPIB, certain affiliates of CPPIB and the members of the Company's board of directors. Each lawsuit, which purports to have been brought on behalf of all holders of the Company's common stock, generally alleges that the preliminary proxy statement filed by the Company with the SEC on July 27, 2017 failed to disclose material information about the pending merger transaction with CPPIB. Each complaint seeks to enjoin the defendants from proceeding with the stockholder vote on the Company-level merger at the special meeting or consummating the merger transaction unless and until the Company discloses the allegedly omitted information. Each complaint also seeks damages allegedly suffered by the plaintiffs as a result of the asserted omission, as well as related attorneys’ fees and expenses. The defendants believe that all of the allegations against them lack merit and intend to defend against the lawsuits vigorously. No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims.

PARKWAY HOUSTON
COMBINED STATEMENT OF OPERATIONS
(in thousands)
(unaudited)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues
Income from office properties	$26,650	$55,779
Management company income	1,287	2,592
Total revenues	27,937	58,371

Expenses
Property operating expenses	12,828	26,367
Management company expenses	1,225	2,006
Depreciation and amortization	9,640	21,005
General and administrative	1,261	2,893
Total expenses	24,954	52,271
Operating income	2,983	6,100
Other income and expenses
Interest and other income	70	131
Gain on extinguishment of debt	154	154
Interest expense	(3,002)	(6,955)
Loss before income taxes	205	(570)
Income tax expense	(267)	(760)
Net loss	$(62)	$(1,330)
See notes to combined financial statements.

PARKWAY HOUSTON
COMBINED STATEMENT OF CASH FLOWS
(in thousands)
(unaudited)

Six Months Ended June 30, 2016
Operating activities
Net loss	$(1,330)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization of office properties	21,005
Amortization of management contract intangibles, net	378
Amortization of below market leases, net	(3,487)
Amortization of financing costs	21
Amortization of debt premium, net	(1,431)
Deferred income tax expense	256
Gain on extinguishment of debt	(154)
Increase in deferred leasing costs	(4,919)
Changes in operating assets and liabilities:
Change in receivables and other assets	1,197
Change in accounts payable and other liabilities	(11,666)
Cash used in operating activities	(130)
Investing activities
Improvements to real estate	(10,885)
Cash used in investing activities	(10,885)
Financing activities
Principal payments on mortgage notes payable	(116,985)
Change in Parkway investment, net	124,012
Cash provided by financing activities	7,027
Change in cash and cash equivalents	(3,988)
Cash and cash equivalents at beginning of period	11,961
Cash and cash equivalents at end of period	$7,973

Supplemental Cash Flow Information:
Cash paid for interest	$8,728
Cash paid for income taxes	1,043

See notes to combined financial statements.

PARKWAY HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 1—Organization

On April 28, 2016, Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), entered into that certain Agreement and Plan of Merger, dated as of April 28, 2016 (the “Legacy Parkway Merger Agreement”), by and among Legacy Parkway, Parkway Properties LP, Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins. On October 6, 2016, pursuant to the Legacy Parkway Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Legacy Parkway Merger”). Immediately following the effective time of the Legacy Parkway Merger, in accordance with the Legacy Parkway Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s fee-based real estate services (the “Third-Party Services Business” and together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to Parkway, Inc. (the “Company”). On October 7, 2016, Cousins completed the spin-off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”).

The combined financial statements included herein represent the combined accounts and combined operations of the Houston Business previously owned and operated by Legacy Parkway (“Parkway Houston”).

As of June 30, 2016, the Company had not conducted any business as a separate company and had no material assets or liabilities. The operations of Parkway Houston, which were transferred to the Company immediately following the effective time of the Legacy Parkway Merger, are presented as if the transferred business was Parkway Houston’s business for all historical periods described and at the carrying value of such assets and liabilities reflected in Legacy Parkway’s books and records.

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

These combined financial statements reflect the consolidation of properties that are wholly owned or properties in which, prior to the Legacy Parkway Merger, the Separation, the UPREIT Reorganization and the Spin-Off, Legacy Parkway owned less than a 100% interest but that Legacy Parkway controlled. Control of a property is demonstrated by, among other factors, Parkway Houston’s ability to refinance debt and sell the property without the consent of any other partner or owner and the inability of any other partner or owner to replace Legacy Parkway. Eola Capital, LLC (“Eola Capital”), Phoenix Tower, CityWestPlace and San Felipe Plaza were all indirectly wholly owned by Legacy Parkway for all periods presented.

Parkway Houston consolidates its Murano residential condominium project which it controls. Parkway Houston’s partner has a stated ownership interest of 27%. Net proceeds from the project were distributed, to the extent available, based on an order of preferences described in the partnership agreement. Parkway Houston may receive distributions, if any, in excess of its stated 73% ownership interest if certain return thresholds are met.

Note 3—Commitments and Contingencies

Parkway Houston and its subsidiaries are, from time to time, parties to litigation arising from the ordinary course of business. Parkway Houston does not believe that any such litigation will materially affect Parkway Houston's financial position or operations.

Note 4—Mortgage Notes Payable, Net

On April 6, 2016, Legacy Parkway paid in full the $114.0 million mortgage debt secured by CityWest Place I and II and recognized a gain on extinguishment of debt of $154,000 for the three and six months ended June 30, 2016.

Note 5—Related Party Transactions

On May 18, 2011, Legacy Parkway entered into the Contribution Agreement pursuant to which Eola Capital contributed its property management company (the “Management Company”) to Parkway Houston. In connection with the Eola Capital contribution of its Management Company to Legacy Parkway, a subsidiary of Legacy Parkway made a $3.5 million preferred equity investment in an entity 21% owned by Mr. James R. Heistand. This investment provides that Legacy Parkway will be paid a preferred equity return equal to 7% per annum of the preferred equity outstanding. For the three and six months ended June 30, 2016, Legacy Parkway received preferred equity distributions on this investment in the aggregate amounts of approximately $61,000 and $122,000, respectively. This preferred equity investment was approved by the board of directors of Legacy Parkway, and recorded as a cost method investment.

Certain of Legacy Parkway’s executive officers own interests in properties that are managed and leased by the Management Company. Parkway Houston recorded approximately $77,000 and $156,000 in management fees, respectively, and $193,000 and $388,000 in reimbursements, respectively, related to the management and leasing of these assets for the three and six months ended June 30, 2016.

As discussed in Note 1 and Note 2, the accompanying combined financial statements present the operations of Parkway Houston as carved out from the financial statements of Legacy Parkway. Transactions between the entities have been eliminated in the combined presentation. The combined financial statements include payroll costs and benefits for on-site personnel employed by Legacy Parkway allocated to Parkway Houston. These costs are reflected in property operating expenses on the combined statements of operations. A summary of these costs for the period presented is as follows (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Charged to property operating expense:
Direct payroll charges	$804	$1,607
Management fees	705	1,434
Other allocated expenses	771	771
Total	$2,280	$3,812

Lease commissions and development fees paid to Legacy Parkway’s personnel and other leasing costs incurred by Parkway Houston are capitalized and amortized over the respective lease term. For the three and six months ended June 30, 2016, Parkway Houston capitalized $154,000 and $258,000, respectively, in commissions and other leasing costs to the properties.

The expenses charged by Legacy Parkway for these services are not necessarily indicative of the expenses that would have been incurred had Parkway Houston been a separate, independent entity.

Note 6—Subsequent Events

The Legacy Parkway Merger, the Separation and the Reorganization were consummated on October 6, 2016, and the Spin-Off was completed on October 7, 2016.

See “Note 1—Organization” to the consolidated financial statements of the Company for additional information regarding the completion of the Greenway Properties joint venture transaction and the pending acquisition of the Company by the Canada Pension Plan Investment Board (“CPPIB”).

See “Note 11—Subsequent Events” to the consolidated financial statements of the Company for additional information regarding legal proceedings surrounding the pending acquisition of the Company by CPPIB.

COUSINS HOUSTON
COMBINED STATEMENT OF OPERATIONS
(unaudited, in thousands)

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Revenues:
Rental property revenues	$44,427	$87,696
Other	102	288
	44,529	87,984

Costs and Expenses:
Rental property operating expenses	19,276	37,202
General and administrative expenses	1,799	4,976
Depreciation and amortization	15,740	31,168
Interest expense	1,965	3,939
	38,780	77,285
Net Income	$5,749	$10,699
See notes to combined financial statements.

COUSINS HOUSTON
COMBINED STATEMENT OF CASH FLOWS
(unaudited, in thousands)

Six Months Ended June 30, 2016
Net income	$10,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	31,168
Amortization of loan closing costs	89
Effect of certain non-cash adjustments to rental revenues	(5,836)
Changes in operating assets and liabilities:
Accounts receivable and assets, net	(2,411)
Operating liabilities	(16,697)
Net cash provided by operating activities	17,012
Cash Flows from Investing Activities
Property improvements and tenant asset expenditures	(18,112)
Net cash used in investing activities	(18,112)
Cash Flows from Financing Activities
Change in Cousins' investment, net	3,886
Repayment of note payable	(1,724)
Net cash provided by financing activities	2,162
Net Increase in Cash	1,062
Cash at Beginning of Period	109
Cash at End of Period	$1,171

Supplemental Cash Flow Information
Cash paid for interest	$3,856
Change in accrued property and tenant asset expenditures	(286)

See notes to combined financial statements.

COUSINS HOUSTON
NOTES TO COMBINED FINANCIAL STATEMENTS
June 30, 2016
(unaudited)

Note 1—Organization And Basis Of Presentation

Merger and Spin-Off

On October 6, 2016, Cousins Properties Incorporated (“Cousins”) and Parkway Properties, Inc. (“Legacy Parkway”) completed a stock-for-stock merger (the “Legacy Parkway Merger”) pursuant to that certain Agreement and Plan of Merger, dated April 28, 2016 (the “Legacy Parkway Merger Agreement”), by and among Cousins, Clinic Sub Inc., Legacy Parkway and Parkway Properties LP, followed on October 7, 2016 by a spin-off (the “Spin-Off”) of the combined Houston-based assets of both companies (the “Houston Business”) into a new publicly traded real estate investment trust, Parkway, Inc. (the “Company”).

Basis of Presentation

The combined financial statements included herein represent the combined accounts and combined operations of the portion of the Houston Business owned and operated by Cousins (“Cousins Houston”). Cousins Houston includes the combined accounts related to the office properties of Greenway Plaza and Post Oak Central, operated prior to the Legacy Parkway Merger and the Spin-Off through subsidiaries of Cousins for the six months ended June 30, 2016, and certain corporate costs. The assets and liabilities in these combined financial statements represent historical carrying amounts of the following properties:

	Acquisition Date	Number of Office Buildings	Total Square Feet
Post Oak Central	February 7, 2013	3	1,280,000
Greenway Plaza	September 9, 2013	10	4,348,000
		13	5,628,000

Cousins Houston is a predecessor, as defined in applicable rules and regulations of the Securities and Exchange Commission (the “SEC”), to the Company which commenced operations upon completion of the Spin-Off.

The combined financial statements are unaudited and were prepared by Cousins Houston in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and in accordance with the rules and regulations of the SEC. In the opinion of management, these financial statements reflect all adjustments necessary (which adjustments are of a normal and recurring nature) for the fair presentation of Cousins Houston’s results of operations for the six months ended June 30, 2016. The results of operations for the six months ended June 30, 2016 are not necessarily indicative of the results expected for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC. These combined financial statements should be read in conjunction with the consolidated financial statements and the notes thereto as of December 31, 2015 and 2014 and for the years ended December 31, 2015 and 2014 and for the period from February 7, 2013 (date of inception) to December 31, 2013 included in the Company's Information Statement dated September 27, 2016. The accounting policies employed are substantially the same as those shown in Note 2 to those financial statements.

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

Revenue Recognition

Cousins Houston recognizes contractual revenues from leases on a straight-line basis over the term of the respective lease. In addition, leases typically provide for reimbursement of the tenants’ share of real estate taxes, insurance, and other operating expenses to Cousins Houston. Operating expense reimbursements are recognized as the related expenses are incurred. For the three and six months ended June 30, 2016, Cousins Houston recognized $15.5 million and $29.8 million, respectively, in revenues from tenants for reimbursements of operating expenses.

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

Note 3—Related Party Transactions

The combined financial statements include direct payroll costs and benefits for on-site personnel employed by Cousins. These costs are reflected in rental property operating expenses on the Combined Statements of Operations. As described in Note 2, also included are costs for certain functions and services performed by Cousins and these costs were allocated to Cousins Houston based on proportionate leasable square footage which management believes is an appropriate estimate of usage. These costs are reflected as general and administrative expenses on the Combined Statements of Operations. The expenses allocated to Cousins Houston for these services are not necessarily indicative of the expenses that would have been incurred had Cousins

Houston been a separate, independent entity that had otherwise managed these functions. A summary of these costs is as follows for the three and six months ended June 30, 2016 (in thousands):

	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016
Charged to rental property operating expenses:
Direct payroll charges	$1,723	$3,478
Other allocated expenses	503	995

Charged to general and administrative expenses:
Office rental expense	88	180
Payroll and other expenses	1,711	4,796
Leasing commissions paid to Cousins’ personnel and other leasing costs incurred by Cousins are capitalized and amortized over the respective lease term. For the three and six months ended June 30, 2016, Cousins Houston capitalized $383,000 and $540,000, respectively, in commissions and other leasing costs to the properties.

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

Note 5—Subsequent Events

The Legacy Parkway Merger and related separation and reorganization transactions pursuant to the Legacy Parkway Merger Agreement were consummated on October 6, 2016, and the Spin-Off was completed on October 7, 2016.

See “Note 1—Organization” to the consolidated financial statements of the Company for additional information regarding the completion of the Greenway Properties joint venture transaction and the pending acquisition of the Company by the Canada Pension Plan Investment Board (“CPPIB”).

See “Note 11—Subsequent Events” to the consolidated financial statements of the Company for additional information regarding legal proceedings surrounding the pending acquisition of the Company by CPPIB.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis covers the financial condition and results of operations of Parkway, Inc. (“the Company” and collectively, with its subsidiaries, including Parkway Operating Partnership LP, “we”, “our”, or “us”) and our predecessors, Parkway Houston and Cousins Houston. You should read the following discussion and analysis in conjunction with the accompanying consolidated financial statements and related notes of Parkway, Inc., Parkway Houston and Cousins Houston contained elsewhere in this Quarterly Report on Form 10-Q, and “Risk Factors” contained in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2016.

Overview

The Company is an independent, publicly traded, self-managed real estate investment trust (“REIT”) that owns and operates high-quality office properties located in attractive submarkets in Houston, Texas. At June 30, 2017, we owned or had an interest, including an interest held in an unconsolidated joint venture, in a portfolio consisting of five Class A assets comprising 19 buildings and totaling approximately 8.7 million rentable square feet in the Greenway, Galleria and Westchase submarkets of Houston, providing geographic focus and significant operational scale and efficiencies.

In addition, we offer fee-based real estate services (the “Third-Party Services Business”) through Eola Office Partners, LLC and its wholly owned subsidiaries (collectively, “Eola”), which managed in total approximately 8.7 million square feet, including 5.0 million square feet related to interests held in an unconsolidated joint venture and the remainder related to properties held by third-party property owners, as of June 30, 2017. Unless otherwise indicated, all references to square feet represent net rentable square feet.

Our Pending Merger with the Canada Pension Plan Investment Board

On June 29, 2017, the Company, Parkway LP and certain subsidiaries of the Canada Pension Plan Investment Board (“CPPIB”) entered into an agreement and plan of merger (the “Merger Agreement”) pursuant to which CPPIB will acquire 100% of the Company for $1.2 billion, or $23.05 per share, through a merger of the Company with a subsidiary of CPPIB and the merger of Parkway LP with a subsidiary of CPPIB. The $23.05 per share cash consideration consists of $19.05 per share plus a $4.00 per share special dividend to be paid prior to closing. The transaction is not subject to a financing condition and is expected to close in the fourth quarter of 2017, subject to customary closing conditions, including approval by the Company's stockholders.

Our Spin-Off from Cousins

On April 28, 2016, Cousins Properties Incorporated, a Georgia corporation (“Cousins”), and Parkway Properties, Inc., a Maryland corporation (“Legacy Parkway”), entered into that certain Agreement and Plan of Merger, dated as of April 28, 2016 (the “Legacy Parkway Merger Agreement”), by and among Legacy Parkway, Parkway Properties LP (“Parkway LP”), Cousins and Clinic Sub Inc., a wholly owned subsidiary of Cousins. On October 6, 2016, pursuant to the Legacy Parkway Merger Agreement, Legacy Parkway merged with and into Clinic Sub Inc., with Clinic Sub Inc. continuing as the surviving corporation and a wholly owned subsidiary of Cousins (the “Legacy Parkway Merger”). Immediately following the effective time of the Legacy Parkway Merger, in accordance with the Legacy Parkway Merger Agreement, Cousins separated the portion of its combined businesses relating to the ownership of real properties in Houston, Texas, as well as Legacy Parkway’s Third-Party Services Business (together with the Houston real properties, the “Houston Business”), from the remainder of the combined businesses (the “Separation”). In connection with the Separation, Cousins and Legacy Parkway reorganized the combined businesses through a series of transactions (the “UPREIT Reorganization”) pursuant to which the Houston Business was transferred to the Company. On October 7, 2016, Cousins completed the spin-off of the Company, by distributing all of the outstanding shares of common and limited voting stock of the Company to the holders of Cousins common and limited voting preferred stock as of the record date, October 6, 2016 (the “Spin-Off”). Prior to the Spin-Off, we were incorporated on June 3, 2016 as a wholly owned subsidiary of Legacy Parkway.

Greenway Properties Joint Venture

On February 17, 2017, we, through Parkway Operating Partnership LP (the “Operating Partnership”) and certain other subsidiaries, entered into an Omnibus Contribution and Partial Interest Assignment Agreement (the “Contribution Agreement”) with an affiliate of CPPIB and an entity controlled by TH Real Estate Global Asset Management and Silverpeak Real Estate Partners (“TIAA/SP”). Pursuant to the Contribution Agreement, on April 20, 2017, we completed the sale of an aggregate 49% interest in Greenway Plaza and Phoenix Tower (collectively, the “Greenway Properties”). As a result, the Operating Partnership, through a joint venture with CPPIB and TIAA/SP (the “Greenway Properties joint venture”), owns a 51% indirect interest in the Greenway Properties (with 1% held by a subsidiary acting as the general partner of the Greenway Properties joint venture and

50% held by a subsidiary acting as a limited partner of the Greenway Properties joint venture), and each of CPPIB and TIAA/SP owns a 24.5% indirect interest.

On April 17, 2017, certain subsidiaries of the Greenway Properties joint venture (collectively, the “Borrowers”) entered into a loan agreement (the “Loan Agreement”) with Goldman Sachs Mortgage Company (“Lender”).The Loan Agreement, which was executed while the Borrowers were still wholly-owned subsidiaries of the Company, provides for a loan in the original principal amount of $465 million (the “Loan”), and was fully funded to the Operating Partnership at the initial closing of the Greenway Properties joint venture on April 17, 2017. The Operating Partnership used the proceeds of the Loan to (i) repay all amounts outstanding under the Company’s Credit Agreement, dated as of October 6, 2016, by and among the Operating Partnership, as borrower, the Company, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (the “Credit Agreement”), providing for a three-year, $100 million senior secured revolving credit facility (the “Revolving Credit Facility”), and a three-year, $350 million senior secured term loan facility (the “Term Loan” and, together with the Revolving Credit Facility, the “Credit Facility”), and (ii) to fund a credit to the Greenway Properties joint venture with respect to certain outstanding contractual lease obligations and in-process capital expenditures. The Loan has a term of five years, maturing on May 6, 2022, and bears interest at a rate of 3.8% per annum. The Loan is secured by, among other things, a first priority mortgage lien against the Borrowers’ fee simple interest in the Greenway Properties (other than the Phoenix Tower asset).

Immediately following the execution of the Loan Agreement and funding of proceeds to the Operating Partnership, CPPIB and TIAA/SP each acquired a 24.5% interest in the Borrowers, and the assets and liabilities, including the Loan, were deconsolidated by the Company. The Greenway Properties joint venture also assumed the existing mortgage debt secured by Phoenix Tower, which had an outstanding balance of approximately $75.9 million at April 17, 2017 and matures on March 1, 2023. The Company recorded a non-cash loss on extinguishment of debt of approximately $7.6 million during the three and six months ended June 30, 2017 related to the termination of the Credit Facility.

Leasing Activity

Rental Rates

An increase in vacancy rates in a market or at a specific property has the effect of reducing market rental rates. Inversely, a decrease in vacancy rates in a market or at a specific property has the effect of increasing market rental rates. Our leases typically have three- to seven-year terms; though from time to time, we may enter into leases with terms that are either shorter or longer than that typical range. As leases expire, we seek to replace existing leases with new leases at the current market rental rate. For our wholly owned properties as of June 30, 2017, management estimates that the average expiring net rental rates are higher than estimated market rates, representing approximately $0.42 per square foot in annual rental rate embedded loss in our office property leases. Embedded growth (loss) is defined as the difference between the weighted average in-place cash rents including operating expense reimbursements and the weighted-average estimated market rental rate.

The following table represents the embedded loss by lease expiration year for our wholly owned properties:

Year of Expiration	Occupied Square Footage (in thousands)	Percentage of Total Occupied Square Feet	Annualized Rental Revenue (1) (in thousands)	Number of Leases	Weighted Average Expiring Net Rental Rate per NRSF	Weighted Average Estimated Market Rent per NRSF
2017	114	3.6%	$2,089	25	$18.29	$22.66
2018	94	3.0%	2,329	19	24.75	22.86
2019	271	8.6%	6,959	16	25.68	21.35
2020	274	8.7%	5,956	23	21.77	21.59
2021	211	6.7%	4,943	17	23.40	22.20
2022	614	19.4%	11,618	21	18.91	21.10
2023	291	9.2%	7,024	7	24.14	22.06
2024	117	3.7%	2,549	10	21.82	22.11
2025	292	9.3%	7,364	3	25.22	22.61
2026	278	8.8%	5,213	5	18.75	22.18
Thereafter	602	19.0%	14,357	6	23.85	21.98
	3,158	100.0%	$70,401	152	$22.29	$21.87
(1) Annualized rental revenue represents the rental rate per square foot, multiplied by the number of square feet leased by the customer. Annualized rental revenue is defined as rental revenue less operating expense reimbursements.

For our wholly owned properties for the three months ended June 30, 2017, nine leases were renewed totaling approximately 534,000 rentable square feet at an average annual rental rate per square foot of $19.98, and at an average cost of $2.10 per square foot per year of the lease term. Leases totaling approximately 19,000 rentable square feet expired and were not renewed during the three months ended June 30, 2017.

For our wholly owned properties for the three months ended June 30, 2017, three new leases were signed totaling approximately 1,900 rentable square feet at an average annual rental rate per square foot of $22.00 and at an average cost of $8.57 per square foot per year of the term.

UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2016

The following unaudited pro forma combined statements of operations have been prepared for, and are included in, this Quarterly Report on Form 10-Q, solely to provide a useful comparison of the Company’s three and six months ended June 30, 2017 and 2016 operating results. The pro forma combined statements of operations supplement the financial statements of the Company, Parkway Houston, and Cousins Houston included elsewhere in this Quarterly Report on Form 10-Q to show the results of Parkway Houston and Cousins Houston on a combined basis for the three and six months ended June 30, 2016, as if the Company had conducted the Houston Business for the three and six months ended June 30, 2016.

On April 28, 2016, Cousins, Legacy Parkway, Parkway LP and Clinic Sub Inc. entered into the Legacy Parkway Merger Agreement, pursuant to which Legacy Parkway merged with and into Clinic Sub Inc., a wholly owned subsidiary of Cousins, with Clinic Sub Inc. continuing as the surviving corporation of the Legacy Parkway Merger and a wholly owned subsidiary of Cousins. Upon consummation of the Legacy Parkway Merger, we were initially a wholly owned subsidiary of Cousins. Immediately after the effective time of the Legacy Parkway Merger, our businesses were separated from the remainder of Cousins’ businesses through the Separation and the UPREIT Reorganization. On the business day following the closing of the Legacy Parkway Merger, all of the outstanding shares of our common stock and our limited voting stock were distributed pro rata to the holders of Cousins common stock and Cousins limited voting preferred stock, respectively, including Legacy Parkway common and limited voting stockholders. The following unaudited pro forma combined financial statements reflect the distribution ratio of one share of our common stock for every eight shares of Cousins common stock and one share of our limited voting stock for every eight shares of Cousins limited voting preferred stock (the “Distribution Ratio”).

The following unaudited pro forma combined statements of operations give effect to the following:

•	the Legacy Parkway Merger, the Separation, the UPREIT Reorganization, the Spin-Off and the Distribution Ratio;

•	our post-Separation capital structure;

•	Cousins LP’s contribution of $5 million to us in exchange for shares of our non-voting preferred stock, par value $0.001 per share;

•	the payoff of the $114.0 million mortgage debt secured by CityWestPlace I and II that occurred on April 6, 2016; and

•	the consummation of the Greenway Properties joint venture;

The unaudited pro forma combined statements of operations presented for the three and six months ended June 30, 2016 assume the Separation, UPREIT Reorganization, Spin-Off and the related transactions that occurred on October 6 and 7, 2016, and the final closing of the Greenway Properties joint venture were each consummated on January 1, 2016. The pro forma adjustments are based on currently available information and assumptions we believe are reasonable, factually supportable, directly attributable to the Separation, the UPREIT Reorganization, the Spin-Off, and the consummation of Greenway Properties joint venture and for purposes of the statements of operations, are expected to have a continuing impact on our business. Our unaudited pro forma combined statements of operations and explanatory notes present how our statements of operations may have appeared had we completed the above transactions as of January 1, 2016.

The Greenway Properties joint venture is owned 51% by subsidiaries of the Operating Partnership (with 1% held by a subsidiary acting as the general partner and 50% held by a subsidiary acting as a limited partner) and 24.5% by each of CPPIB and TIAA/SP, each as a limited partner of the joint venture. The Company serves as general partner and also provides property management, construction management and leasing services to the Greenway Properties joint venture. While the Company has significant influence over the operations of the Greenway Properties joint venture, CPPIB and TIAA/SP hold substantive participating rights. As a result, the Company deconsolidated the Greenway Properties and accounts for the retained interest under the equity method.

The Legacy Parkway Merger was accounted for as a “purchase,” as that term is used under GAAP, for accounting and financial reporting purposes. Under purchase accounting, the assets (including identifiable intangible assets) and liabilities (including executory contracts and other commitments) of Legacy Parkway as of the effective time of the Legacy Parkway Merger were recorded at their respective fair values and added to the assets and liabilities of Cousins. The separation of the assets and liabilities related to the Houston Business from the remainder of Cousins’ businesses in the Separation and the UPREIT Reorganization were at Cousins’ carryover basis after adjusting the Legacy Parkway assets and liabilities to fair value. As a result, our financial statements reflect carryover basis for the Cousins Houston assets and fair value basis for the Parkway Houston assets.

While the following unaudited pro forma combined statements of operations were prepared in accordance with Article 11 of Regulation S-X (“Article 11”), using the assumptions set forth in the notes to our unaudited pro forma combined statements of operations, the unaudited pro forma combined statements of operations may not comply with each requirement of Article 11. The unaudited pro forma combined statements of operations are presented for illustrative purposes only in order to facilitate the discussion of our results of operations in this Management's Discussion and Analysis and not in order to comply with any applicable SEC rules or regulations and do not purport to reflect the results we may achieve in future periods or the historical results that would have been obtained had the above transactions been completed on January 1, 2016. The unaudited pro forma combined statements of operations also do not give effect to the potential impact of current financial conditions, any anticipated synergies, operating efficiencies or cost savings that may result from the Separation, the UPREIT Reorganization, the Spin-Off, and the consummation of the Greenway Properties joint venture.

The unaudited pro forma combined statements of operations do not indicate results expected for any future period. The unaudited pro forma combined statements of operations are derived from and should be read in conjunction with the historical combined financial statements and accompanying notes of the Company, Parkway Houston and Cousins Houston appearing in this Quarterly Report on Form 10-Q.

PARKWAY, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2016
(In thousands, except per share data)
(Unaudited)

	Parkway, Inc.	Cousins Houston Historical (1)	Parkway Houston Historical	Adjustments		Total
Revenues
Income from office properties	$—	$44,427	$26,650	$(39,627)	a	$31,450
Management company income	—	—	1,287	1,289	b	2,576
Total revenues	—	44,427	27,937	(38,338)		34,026

Expenses						—
Property operating expenses	—	19,276	12,828	(17,000)	c	15,104
Management company expenses	—	—	1,225	2,739	d	3,964
Depreciation and amortization	—	15,740	9,640	(17,023)	e	8,357
General and administrative	—	1,799	1,261	(64)	f	2,996
Total expenses	—	36,815	24,954	(31,348)		30,421
Operating income (loss)	—	7,612	2,983	(6,990)		3,605
Other income and expenses
Interest and other income	—	102	70	(70)	g	102
Equity in earnings of unconsolidated joint venture	—	—	—	2,379	h	2,379
Gain on extinguishment of debt	—	—	154	(154)	i	—
Interest expense	—	(1,965)	(3,002)	1,412	j	(3,555)
Income (loss) before income taxes	—	5,749	205	(3,423)		2,531
Income tax expense	—	—	(267)	—		(267)
Net income (loss)	—	5,749	(62)	(3,423)		2,264
Net income attributable to noncontrolling interests	—	—	—	(43)	k	(43)
Net income (loss) attributable to controlling interests	—	5,749	(62)	(3,466)		2,221
Dividends on preferred stock	—	—	—	(100)	l	(100)
Net income (loss) attributable to common stockholders	$—	$5,749	$(62)	$(3,566)		$2,121
Weighted average shares outstanding—basic					m	49,206
Weighted average shares outstanding—diluted					m	50,217
Basic and diluted net loss per common share attributable to common stockholders						$0.04
(1) Certain of Cousins Houston historical balances have been reclassified to conform with Parkway Houston historical balances.

PARKWAY, INC.
UNAUDITED PRO FORMA COMBINED STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands, except per share data)
(Unaudited)

	Parkway, Inc.	Cousins Houston Historical (1)	Parkway Houston Historical	Adjustments		Total
Revenues
Income from office properties	$—	$87,696	$55,779	$(78,171)	a	$65,304
Management company income	—	—	2,592	943	b	3,535
Total revenues	—	87,696	58,371	(77,228)		68,839

Expenses						—
Property operating expenses	—	37,202	26,367	(33,062)	c	30,507
Management company expenses	—	—	2,006	3,524	d	5,530
Depreciation and amortization	—	31,168	21,005	(35,640)	e	16,533
General and administrative	—	4,976	2,893	(812)	f	7,057
Total expenses	—	73,346	52,271	(65,990)		59,627
Operating income (loss)	—	14,350	6,100	(11,238)		9,212
Other income and expenses
Interest and other income	—	288	131	(131)	g	288
Equity in earnings of unconsolidated joint venture	—	—	—	4,749	h	4,749
Gain on extinguishment of debt	—	—	154	(154)	i	—
Interest expense	—	(3,939)	(6,955)	3,743	j	(7,151)
Income (loss) before income taxes	—	10,699	(570)	(3,031)		7,098
Income tax expense	—	—	(760)	—		(760)
Net income (loss)	—	10,699	(1,330)	(3,031)		6,338
Net income attributable to noncontrolling interests	—	—	—	(123)	k	(123)
Net income (loss) attributable to controlling interests	—	10,699	(1,330)	(3,154)		6,215
Dividends on preferred stock	—	—	—	(200)	l	(200)
Net income (loss) attributable to common stockholders	$—	$10,699	$(1,330)	$(3,354)		$6,015
Weighted average shares outstanding—basic					m	49,200
Weighted average shares outstanding—diluted					m	50,220
Basic and diluted net loss per common share attributable to common stockholders						$0.12
(1) Certain of Cousins Houston historical balances have been reclassified to conform with Parkway Houston historical balances.

NOTES TO UNAUDITED PRO FORMA COMBINED STATEMENTS OF OPERATIONS

Pro forma adjustments to the Unaudited Pro Forma Combined Statements of Operations

a. Income from office properties

The pro forma adjustment represents the following items: (i) the deconsolidation of Greenway Plaza and Phoenix Tower, (ii) the elimination of historical straight-line rents and historical amortization of above- and below-market rents associated with the leases of CityWestPlace and San Felipe Plaza, which were eliminated after the Legacy Parkway Merger, and (iii) the pro forma straight-line rents and amortization of above- and below-market rents associated with CityWestPlace and San Felipe Plaza based on fair values assigned in the Legacy Parkway Merger. The entire lease term was used to calculate the pro forma adjustments for straight-line rent and amortization of above- and below-market rent. No early termination options in leases were accounted for in the lease term because leases including such options contain penalties substantial enough that the continuation of such leases appears, at inception, to be reasonably assured.

The following table summarizes the adjustments made to income from office properties for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Elimination of historical income from office properties - Greenway Plaza and Phoenix Tower	$(38,509)	$(75,937)
Elimination of historical straight-line rents and amortization of above- and below-market rents for CityWestPlace and San Felipe Plaza	(3,099)	(6,197)
Pro forma straight-line rents and amortization of above- and below-market rents for CityWestPlace and San Felipe Plaza	1,981	3,963
Pro forma adjustment	$(39,627)	$(78,171)

b. Management company income

The pro forma adjustment relates to the additional management company income related to the management fees expected to be earned by the Company from the Greenway Properties joint venture.

c. Property operating expenses

The proforma adjustment represents the elimination of historical property operating expenses for Greenway Plaza and Phoenix Tower as a result of the deconsolidation of these properties.

d. Management company expenses

The proforma adjustment relates to the additional management company expense related to the management fees expected to be earned by the Company from the Greenway Properties joint venture.

e. Depreciation and amortization

The pro forma adjustment represents the following items: (i) the deconsolidation of Greenway Plaza and Phoenix Tower, (ii) the elimination of historical depreciation and amortization for CityWestPlace and San Felipe Plaza, and (iii) the pro forma depreciation and amortization for CityWestPlace and San Felipe Plaza based on fair values assigned in the Legacy Parkway Merger.

The following table summarizes the adjustments made to depreciation and amortization for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Elimination of historical depreciation and amortization - Greenway Plaza and Phoenix Tower	$(13,289)	$(26,494)
Elimination of historical depreciation and amortization - CityWestPlace and San Felipe Plaza	(7,996)	(17,669)
Pro forma depreciation and amortization - CityWestPlace and San Felipe Plaza	4,262	8,523
Pro forma adjustment	$(17,023)	$(35,640)

f. General and administrative expenses

The pro forma adjustment represents the reallocation of certain expenses to management company expense.

g. Interest and other income

Represents the elimination of the interest income related to Legacy Parkway’s preferred equity investment in ACP Peachtree Center Manager, LLC, which was not assigned to or assumed by the Company in connection with the Separation, the UPREIT Reorganization, and the Spin-Off.

h. Equity in earnings from unconsolidated joint venture

The pro forma adjustment represents the equity in earnings for the Greenway Properties joint venture. The pro forma adjustment also includes the adjustment for straight-line rents, pro forma amortization of above- and below- market rents, pro forma depreciation and amortization of assigned values of tangible and intangible assets, and interest expense for the $465.0 million loan with an interest rate of 3.8%.

i. Gain on extinguishment of debt

The pro forma adjustment represents the elimination of the gain on extinguishment of debt related to the payoff in full of the $114.0 million mortgage debt secured by CityWestPlace I and II.

j. Interest expense

The pro forma adjustment represents the following items: (i) the elimination of historical interest expense for the mortgage debt associated with Phoenix Tower due to its deconsolidation, (ii) the elimination of historical interest expenses for the mortgage debt associated with CityWest Place I and II, (iii) the elimination of historical amortization of above market debt for CityWestPlace III and IV and San Felipe Plaza, and (iv) pro forma amortization of above-market debt values created by marking the assumed debt of the CityWestPlace III and IV and San Felipe Plaza properties to fair market value.

The following table summarizes the adjustments made to interest expense for the three and six months ended June 30, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Elimination of historical interest expense - Phoenix Tower	$(763)	$(1,509)
Historical interest expense - CityWest Place I and II	(87)	(1,874)
Historical mortgage interest premium CityWest Place III and IV and San Felipe Plaza	255	1,274
Pro forma adjustment for mortgage interest premium amortization - CityWestPlace III and IV and San Felipe Plaza	(817)	(1,634)
Pro forma adjustment	$(1,412)	$(3,743)

k. Net income attributable to noncontrolling interests

Represents the adjustment to allocate net loss to limited partners of Parkway LP.

l. Dividends on non-voting preferred stock

Represents the pro forma dividend on the $5 million non-voting preferred stock, with an 8.00% per annum stated dividend rate.

m. Weighted average basic and diluted shares

The following table summarizes the pro forma weighted average shares of the Company's common stock outstanding as if the Spin-Off occurred on January 1, 2016 (in thousands):

	Three Months Ended June 30, 2016	Six Months Ended June 30, 2016
Weighted average shares of common stock-basic	49,206	49,200
Effect of conversion and exchange of OP units in Parkway LP	1,011	1,020
Weighted average shares of the Company's common stock - diluted	50,217	50,220

Comparison of the three and six months ended June 30, 2017 to the three and six months ended June 30, 2016 on a pro forma basis.

The following discussion is a comparison of the Company's results of operations for the three and six months ended June 30, 2017, and on a pro forma basis, the three and six months ended June 30, 2016 as if the Company owned the Houston Business and a noncontrolling interest in the Greenway Properties joint venture from January 1, 2016, and does not reflect any other pro forma adjustments. This discussion is for comparison purposes only and may not be indicative of the results of operations we would have obtained if we had operated the Houston Business as an independent standalone entity during such periods.

Net loss attributable to common stockholders was $10.5 million and $23.0 million for the three and six months ended June 30, 2017, respectively, as compared to net income attributable to common stockholders of $2.1 million and $6.0 million on a pro forma basis for the three and six months ended June 30, 2016, respectively.

Income from Office Properties. Income from office properties was $38.5 million and $108.6 million for the three and six months ended June 30, 2017, respectively, as compared to $31.5 million and $65.3 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The increase in income from office properties of $7.0 million for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 on a pro forma basis is attributable to the increase in income from Greenway Plaza and Phoenix Tower during the three months ended June 30, 2017 for the 16-day period prior to deconsolidation. The increase in income from office properties of $43.3 million for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 on a pro forma basis is attributable to approximately $46.0 million of income being included for Greenway Plaza and Phoenix Tower during the six months ended June 30, 2017 for the period prior to deconsolidation, partially offset by approximately $2.7 million of move-outs.

Property Operating Expenses. Property operating expenses were $17.6 million and $48.0 million for the three and six months ended June 30, 2017, respectively, as compared to $15.1 million and $30.5 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The increase for the three and six months ended June 30, 2017 is primarily attributable to Greenway Plaza and Phoenix Tower activity prior to the deconsolidation included in the respective periods, partially offset by approximately $1.0 million of property tax refunds received in 2017 related to 2016.

Management Company Income and Expense. Management company income was $2.9 million and $4.1 million for the three and six months ended June 30, 2017, respectively, as compared to $2.6 million and $3.5 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The increases in management company income for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis were primarily due to increases in third party management fees and salary reimbursements. Management company expense was $4.3 million and $6.1 million for the three and six months ended June 30, 2017, respectively, as compared to $4.0 million and $5.5 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The increases in management company expense for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis were primarily due to increases in asset management fee and commission fee expenses.

Depreciation and Amortization. Depreciation and amortization expense attributable to office properties was $12.5 million and $36.2 million for the three and six months ended June 30, 2017 as compared to $8.4 million and $16.5 million on a pro forma basis for the three and six months ended June 30, 2016. The increases in depreciation and amortization for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis are primarily due to additional depreciation expense for Greenway Plaza and Phoenix Tower of approximately $1.6 million and $14.7 million during the three and six months ended June 30, 2017, respectively, for the period prior to the deconsolidation, as well as capital additions that occurred subsequent to the Spin-Off.

Impairment Loss on Real Estate. During the six months ended June 30, 2017, the Company recorded a $15.0 million impairment loss on real estate in connection with the excess of its carrying value over its estimated fair value, less costs to sell, of the properties related to the Greenway Properties joint venture. The Company did not have an impairment loss on a pro forma basis for the three and six months ended June 30, 2016.

General and Administrative. General and administrative expense was $5.7 million and $9.9 million for the three and six months ended June 30, 2017 as compared to $3.0 million and $7.1 million on a pro forma basis for the three and six months ended June 30, 2016. The increases in general and administrative expense for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis were primarily due to increases in professional fees, including transaction and acquisition costs associated with the pending CPPIB merger transaction contemplated by the Merger Agreement.

Interest and Other Income. Interest and other income was $692,000 and $900,000 for the three and six months ended June 30, 2017 as compared to $102,000 and $288,000 on a pro forma basis for the three and six months ended June 30, 2016. The increases in interest and other income for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis are primarily due to additional interest income earned from certain of the Company's money market cash accounts during the three and six months ended June 30, 2017.

Equity in Earnings of Unconsolidated Joint Venture. Equity in earnings of unconsolidated joint venture was $579,000 for each of the three and six months ended June 30, 2017 as compared to $2.4 million and $4.7 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The decrease in equity in earnings for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis is primarily due to an increase in depreciation expense in the Greenway Properties joint venture related to capital additions with the remaining variance being attributed to only 75 days of activity being included during the three and six months ended June 30, 2017.

Loss on Sale of Interest in Real Estate. Loss on sale of interest in real estate was $625,000 for the three and six months ended June 30, 2017 and was related to the deconsolidation of Greenway Plaza and Phoenix Tower. The Company did not have a loss on sale of interest in real estate on a pro forma basis for the three and six months ended June 30, 2016.

Loss on Extinguishment of Debt. Loss on extinguishment of debt was $7.6 million for the three and six months ended June 30, 2017 and was related to the payoff of the $350 million Term Loan. The Company did not have a loss on extinguishment of debt on a pro forma basis for the three and six months ended June 30, 2016.

Interest Expense. Interest expense was $4.6 million and $13.2 million for the three and six months ended June 30, 2017, respectively, as compared to $3.6 million and $7.2 million on a pro forma basis for the three and six months ended June 30, 2016, respectively. The increases in interest expense for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 on a pro forma basis are primarily due to 16 days of interest expense associated with the Credit Facility and mortgage note secured by Phoenix Tower for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 on a proforma basis, and 106 days of interest expense associated with the Credit Facility and mortgage note secured by Phoenix Tower for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 on a proforma basis.

Income Taxes. Income tax expense was $300,000 and $790,000 for the three and six months ended June 30, 2017, respectively, as compared to $267,000 and $760,000 on a pro forma basis for the three and six months ended June 30, 2016, respectively.

Liquidity and Capital Resources

General

Notwithstanding the pending merger transaction with CPPIB, for the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) fund capital expenditures; (iv) make distributions to our stockholders, as required for us to qualify as a REIT; and (v) fund acquisitions, investments and commitments. We expect that these liquidity needs generally will be satisfied by a combination of cash flows from operations and a portion of the proceeds from the closing of the Greenway Properties joint venture transaction.

Our long-term liquidity needs include the payment of the principal amount of our long-term debt as it matures, making significant capital expenditures from time to time at our properties and acquiring additional investments that meet our investment criteria. In order to adequately meet these long-term liquidity needs, we anticipate using any of the following funding sources, subject to certain operating covenants in our Merger Agreement with CPPIB: (i) a portion of the proceeds from closing of the Greenway Properties joint venture transaction; (ii) proceeds from the placement of new mortgage loans and refinancing of existing mortgage loans; (iii) proceeds from the sale of assets or portions of wholly owned assets through joint ventures; and (iv) the possible sale of equity or debt securities.

We continually evaluate alternative financing and believe that we can obtain financing on reasonable terms. We expect that our primary uses of capital will be for property and other asset acquisitions and the funding of tenant improvements and other capital expenditures, and debt refinancing.

Cash Flows

Cash and cash equivalents were $448.4 million and $230.3 million at June 30, 2017 and December 31, 2016, respectively. The increase in cash and cash equivalents of $218.1 million was primarily due to investing and financing cash proceeds from the sale of an aggregate 49% interest in the Greenway Properties, partially offset by payments on bank borrowings, investment in the Greenway Properties joint venture, improvements to real estate and dividends paid on common stock.

Cash flows used in operating activities for the six months ended June 30, 2017, was $34.4 million and is primarily attributable to the payment of property taxes at our properties.

Cash provided by investing activities was $157.1 million for the six months ended June 30, 2017, and is due to proceeds from the sale of an aggregate 49% interest in the Greenway Properties, offset by our investment in the Greenway Properties joint venture and improvements to real estate.

Cash provided by financing activities was $95.4 million for the six months ended June 30, 2017, and is primarily attributable to proceeds received from the issuance of a mortgage note payable related to the sale of an aggregate 49% interest in the Greenway Properties, partially offset by repayment on note payable to bank, mortgage notes payable and deferred financing costs, and dividends paid on common stock.

Notes Payable to Banks, Net

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

On April 17, 2017, in connection with closing the Greenway Properties joint venture transaction, the Company repaid in full all amounts outstanding under the Credit Facility with the proceeds from the Loan described below and terminated the Credit Facility and that certain Guaranty, dated as of October 6, 2016, by the Company, Parkway Properties General Partners, Inc., Parkway LP and certain subsidiaries of the Operating Partnership in favor of Bank of America, N.A., as Administrative Agent. No early termination penalties were incurred as a result of the termination. The Company recorded a non-cash loss on extinguishment of debt of approximately $7.6 million during the three and six months ended June 30, 2017 related to the termination of the Credit Facility.

We monitor a number of leverage and other financial metrics including, but not limited to, debt to total asset value ratio, as defined in the Credit Agreement. In addition, we also monitor interest and fixed charge coverage ratios, as well as the net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple. The interest coverage ratio is computed by comparing the cash interest accrued to Adjusted EBITDA. The interest coverage ratio for the six months ended June 30, 2017 was 4.1 times. The fixed charge coverage ratio is computed by comparing the cash interest accrued, principal payments made on mortgage loans and preferred dividends accrued to Adjusted EBITDA. The fixed charge coverage ratio for the six months ended June 30, 2017 was 3.2 times. The net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple is computed by comparing our net debt plus preferred stock to Adjusted EBITDA for the current quarter, as annualized and adjusted pro forma for any completed investment activities. The net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple for the six months ended June 30, 2017 was 1.7 times. Management believes various leverage and other financial metrics it monitors provide useful information on total debt levels as well as our ability to cover interest, principal and/or preferred dividend payments. See “Non-GAAP Financial Measures—EBITDA and Adjusted EBITDA” for additional information regarding these ratios.

Mortgage Notes Payable, Net

The aggregate annual maturities and weighted average interest rates of mortgage notes payable, net at June 30, 2017 are as follows (dollars in thousands):

	Weighted Average Interest Rate	Total Mortgage Maturities	Balloon Payments	Principal Amortization
2017	4.6%	$3,658	$—	$3,658
2018	4.8%	109,806	102,402	7,404
2019	4.5%	5,859	—	5,859
2020	4.5%	250,172	246,765	3,407
2021	N/A	—	—	—
Thereafter	N/A	—	—	—
Total principal maturities	4.6%	369,495	$349,167	$20,328
Unamortized premium, net		6,601
Unamortized debt issuance costs, net		(566)
Total mortgage notes payable, net		$375,530

Equity

In September 2016, we adopted the Parkway, Inc. and Parkway Operating Partnership LP 2016 Omnibus Equity Incentive Plan (the “2016 Plan”), pursuant to which the following types of awards may be granted to our employees, directors and consultants: (i) options, including nonstatutory stock options and incentive stock options; (ii) stock appreciation rights; (iii) restricted shares; (iv) restricted stock units; (v) profits interest units (LTIP units); (vi) dividend equivalents; (vii) other forms of awards payable in or denominated by reference to shares of common stock; or (viii) cash. The Registration Statement on Form S-8, filed with the SEC on October 7, 2016, covered (i) 5,000,000 shares of the Company’s common stock, plus (ii) up to 1,300,000 shares of common stock issuable pursuant to equity awards of the Company resulting from awards originally granted under Legacy Parkway’s equity incentive plan that were assumed by the Company in connection with the Legacy Parkway Merger and the Spin-Off (the “Assumed Awards”). Ultimately, there were 1,002,596 Assumed Awards granted in connection with the Legacy Parkway Merger and the Spin-Off, such that the total number of shares reserved under the 2016 Plan is 6,002,596 shares of the Company’s common stock.

As of June 30, 2017, there were 209,125 time-vesting restricted stock units, 283,099 performance-vesting restricted stock units and 773,617 options to purchase shares of our common stock outstanding under the 2016 Plan.

Dividends

In accordance with the Company's Articles of Amendment and Restatement (the “Charter”) and as authorized by our board of directors, we declared a quarterly dividend in the amount of $0.10 per share of common stock to holders of record of our common stock on both March 16, 2017 and June 16, 2017. As a result, during the six months ended June 30, 2017, we paid $9.8 million in dividends to our common stockholders and $192,000 to the common unitholders of our Operating Partnership. In addition, we declared a dividend in the amount of $4,000 per share of Series A non-voting preferred stock to Cousins LP, the holder of record of all outstanding shares of such stock. As a result, during the six months ended June 30, 2017, we paid $200,000 in preferred dividends to Cousins. These dividends and distributions were funded with cash flow from our properties.

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

Contractual Obligations

We have contractual obligations including mortgage notes payable and purchase obligations.  The table below presents total payments due under specified contractual obligations by year through maturity at June 30, 2017 (in thousands):

	Payments Due By Period
Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Long-term debt principal and interest payments	$23,476	$149,137	$39,993	$279,829	$22,692	$540,762	$1,055,889
Purchase obligations (tenant improvements, lease commissions and lease incentives)	7,489	479	—	1,093	—	—	9,061
Total	$30,965	$149,616	$39,993	$280,922	$22,692	$540,762	$1,064,950

Capital Expenditures

During the six months ended June 30, 2017, we paid $21.0 million in capital expenditures on a consolidated basis. These costs include building improvements, tenant improvements and leasing costs. All such improvements were financed with cash flow from the properties and capital expenditure escrow accounts.

Off-Balance Sheet Arrangements

Our off-balance sheet arrangements are discussed in “Note 4—Investment in Unconsolidated Joint Venture” and “Note 7—Commitments and Contingencies” of the accompanying consolidated financial statements.

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

During the three and six months ended June 30, 2017, there have been no material changes to our critical accounting policies and estimates.

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

Non-GAAP Financial Measures

Funds From Operations, Recurring FFO and Funds Available for Distribution

Management believes that funds from operations (“FFO”) is an appropriate measure of performance for equity REITs and computes this measure in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO (including any guidance that NAREIT releases with respect to the definition). FFO is defined by NAREIT as net income (loss) (computed in accordance with GAAP), reduced by preferred dividends, excluding gains or losses from the sale of previously depreciable real estate assets, impairment charges related to depreciable real estate under GAAP, depreciation and amortization related to depreciable real estate and adjustments to derive our pro rata share of FFO of unconsolidated joint ventures. Further, we do not adjust FFO to eliminate the effects of non-recurring charges. We believe that FFO is a meaningful supplemental measure of our operating performance because historical cost accounting for real estate assets in accordance with GAAP implicitly assumes that the value of real estate assets diminishes predictably over time, as reflected through depreciation and amortization expenses. We believe that the use of FFO, combined with the required GAAP presentations, has been beneficial in improving the understanding of operating results of REITs among the investing public and making comparisons of operating results among such companies more meaningful. FFO measures 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

The following table presents a reconciliation of net loss to FFO attributable to the Operating Partnership for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
Net loss	$(23,262)
Adjustments to derive FFO attributable to the Operating Partnership:
Dividends on preferred stock	(200)
Depreciation and amortization - consolidated assets	36,236
Depreciation and amortization - Operating Partnership's share of unconsolidated joint venture	7,577
Loss on sale of interest in real estate	625
Impairment loss on real estate	15,000
FFO attributable to the Operating Partnership	$35,976

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

The following table presents a reconciliation of FFO attributable to the Operating Partnership to Recurring FFO attributable to the Operating Partnership for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
FFO attributable to the Operating Partnership	$35,976
Adjustments to derive Recurring FFO attributable to the Operating Partnership:
Loss on extinguishment of debt	7,569
Transaction and acquisition costs (1)	2,062
Recurring FFO attributable to the Operating Partnership	$45,607
(1) Transaction and acquisition costs include costs incurred in connection with the pending CPPIB merger transaction contemplated by the Merger Agreement.

In addition to FFO and recurring FFO, we also disclose funds available for distribution (“FAD”). There is not a generally accepted definition established for FAD. Therefore, our measure of FAD may not be comparable to FAD reported by other REITs. We define FAD as FFO, excluding straight-line rents, amortization of below market leases, net, share-based compensation expense, amortization of loan costs, loss on extinguishment of debt, amortization of mortgage interest premium, reduced by capital expenditures for building improvements, tenant improvements and leasing costs, and adjustments to derive our pro rata share of FAD of unconsolidated joint ventures. FAD measures 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

The following table presents a reconciliation of FFO attributable to the Operating Partnership to FAD attributable to the Operating Partnership for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
FFO attributable to the Operating Partnership	$35,976
Add (deduct):
Straight-line rents - consolidated assets	(9,658)
Straight-line rents - Operating Partnership's share of unconsolidated joint venture	(1,333)
Amortization of below market leases, net - consolidated assets	(1,651)
Amortization of above market leases, net - Operating Partnership's share of unconsolidated joint venture	109
Share-based compensation expense	1,522
Amortization of loan costs - consolidated assets	1,000
Amortization of loan costs - Operating Partnership's share of unconsolidated joint venture	44
Loss on extinguishment of debt	7,569
Amortization of mortgage interest premium, net - consolidated assets	(1,306)
Amortization of mortgage interest discount, net - Operating Partnership's share of unconsolidated joint venture	90

Capital expenditures:
Building improvements - consolidated assets	(3,602)
Building improvements - Operating Partnership's share of unconsolidated joint venture	(1,392)
Tenant improvements - consolidated assets	(9,836)
Tenant improvements - Operating Partnership's share of unconsolidated joint venture	(2,593)
Leasing costs - consolidated assets	(7,559)
Leasing costs - Operating Partnership's share of unconsolidated joint venture	(901)
Total capital expenditures	(25,883)
FAD attributable to the Operating Partnership	$6,479

EBITDA and Adjusted EBITDA

We believe that using EBITDA as a non-GAAP financial measure helps investors and our management analyze our ability to service debt. We define EBITDA as net income (loss) before interest expense, income taxes and depreciation and amortization. We further adjust EBITDA to exclude share-based compensation expense, impairment of real estate, gains and losses on sales of real estate, gains and losses on extinguishment of debt, and transaction and acquisition costs which we refer to as “Adjusted EBITDA,” a non-GAAP financial measure. Adjustments for the Operating Partnership's share of joint ventures are included in the computation of Adjusted EBITDA on the same basis. Although EBITDA and Adjusted EBITDA have limitations as analytical tools, we compensate for the limitations by only using EBITDA and Adjusted EBITDA to supplement GAAP financial measures. Additionally, we believe that investors should consider EBITDA and Adjusted EBITDA in conjunction with net income (loss) and the other required GAAP measures of our performance to improve their understanding of our operating results. EBITDA and Adjusted EBITDA measure 100% of the operating performance of the Operating Partnership in which the Company owns an interest.

Because EBITDA and Adjusted EBITDA are not measures of financial performance calculated in accordance with GAAP, they should not be considered in isolation or as a substitute for operating income, net income (loss), or cash flows provided by operating, investing and financing activities prepared in accordance with GAAP.

The reconciliation of net loss to EBITDA and Adjusted EBITDA is as follows for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
Net loss	$(23,262)
Adjustments to net loss:
Interest expense	13,247
Income tax expense	790
Depreciation and amortization	36,236
EBITDA	27,011
Share-based compensation expense	1,522
Impairment loss on real estate	15,000
Loss on sale of interest in real estate	625
Loss on extinguishment of debt	7,569
Transaction and acquisition costs (1)	2,062
Depreciation and amortization - Operating Partnership's share of unconsolidated joint venture	7,577
Interest expense - Operating Partnership's share of unconsolidated joint venture	2,271
Adjusted EBITDA	$63,637
(1) Transaction and acquisition costs include costs incurred in connection with the pending CPPIB merger transaction contemplated by the Merger Agreement.

The computation of our proportionate share of interest and fixed charge coverage ratios, as well as the net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple is as follows for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
Interest coverage ratio:
Adjusted EBITDA	$63,637
Interest expense:
Interest expense - consolidated assets	13,247
Interest expense - Operating Partnership's share of unconsolidated joint venture	2,271
Total interest expense	$15,518
Interest coverage ratio	4.1
Fixed charge coverage ratio:
Adjusted EBITDA	$63,637
Fixed charges:
Interest expense	$15,518
Principal payments - consolidated assets	4,086
Principal payments - Operating Partnership's share of unconsolidated joint venture	175
Dividends on preferred stock	200
Total fixed charges	$19,979
Fixed charge coverage ratio	3.2
Net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple:
Adjusted EBITDA - annualized investment activities (1)	$111,040
Operating Partnership's share of total debt:
Mortgage notes payable, at par - consolidated assets	$369,495
Mortgage notes payable, at par - Operating Partnership's share of unconsolidated joint venture	275,673
Operating Partnership's share of total debt	645,168
Less: cash and cash equivalents - consolidated assets	(448,416)
Less: cash and cash equivalents - Operating Partnership's share of unconsolidated joint venture	(11,642)
Operating Partnership's share of net debt	185,110
Series A preferred stock (liquidation value)	5,000
Operating partnership's share of net debt plus preferred stock	$190,110
Net debt plus preferred stock to Adjusted EBITDA - annualized investment activities multiple	1.7
(1) Adjusted EBITDA - annualized investment activities includes the implied annualized impact of any acquisition or disposition activity during the period (see below for computation of Adjusted EBITDA - annualized investment activities).

The reconciliation of net loss to EBITDA and Adjusted EBITDA for the three months ended June 30, 2017 and the computation of Adjusted EBITDA - annualized investment activities are as follows (dollars in thousands):

Three Months Ended June 30, 2017
Net loss	$(10,553)
Adjustments to net loss:
Interest expense	4,561
Income tax expense	300
Depreciation and amortization	12,468
EBITDA	6,776
Share-based compensation expense	1,034
Loss on sale of interest in real estate	625
Loss on extinguishment of debt	7,569
Transaction and acquisition costs (1)	2,062
Depreciation and amortization - Operating Partnership's share of unconsolidated joint venture	7,577
Interest expense - Operating Partnership's share of unconsolidated joint venture	2,271
Adjusted EBITDA	$27,914

Adjusted EBITDA	$27,914
Annualization factor	x 4
Adjusted EBITDA annualized	111,656
Adjustment for annualized investment activities (2)	(616)
Adjusted EBITDA - annualized investment activities	111,040
(1) Transaction and acquisition costs include costs incurred in connection with the pending CPPIB merger transaction contemplated by the Merger Agreement.
(2) Adjusted EBITDA - annualized investment activities includes the implied annualized impact of any acquisition or disposition activity during the period.

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

The following table presents a reconciliation of our net loss to the Operating Partnership's share of NOI for the six months ended June 30, 2017 (in thousands):

Six Months Ended June 30, 2017
Net loss	$(23,262)
Add (deduct):
Income tax expense	790
Interest expense - consolidated assets	13,247
Interest expense - Operating Partnership's share of unconsolidated joint venture	2,271
Loss on extinguishment of debt	7,569
Loss on sale of interest in real estate	625
Interest income	(900)
General and administrative	9,865
Impairment loss on real estate	15,000
Depreciation and amortization - consolidated assets	36,236
Depreciation and amortization - Operating Partnership's share of unconsolidated joint venture	7,577
Management company expenses	6,091
Management company income - consolidated assets	(4,110)
Management company income - Operating Partnership's share of unconsolidated joint venture	(1,149)
Operating Partnership's share of NOI	$69,850

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2017, our outstanding debt consisted of a total of approximately $369.5 million in fixed-rate mortgage debt on three of our consolidated properties. As a result, our future income and cash flows are not generally dependent upon prevailing market interest rates and other market risks.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 30, 2017. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management (including the Chief Executive Officer and Chief Financial Officer) to allow timely decisions regarding required disclosure, and is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 2017, a purported federal securities class action related to the Merger Agreement, Price v. Parkway, Inc., et al., was filed in the United States District Court for the Southern District of Texas, Civil Action No. 4:17-cv-2367, against the Company and the members of the Company's board of directors. On August 9, 2017, another purported federal securities class action related to the Merger Agreement, Scarantino v. Parkway, Inc., et al., was filed in the United States District Court for the Southern District of Texas, Civil Action No. 4:17-cv-02441, against the Company, Parkway LP, CPPIB, certain affiliates of CPPIB and the members of the Company's board of directors. Each lawsuit, which purports to have been brought on behalf of all holders of the Company's common stock, generally alleges that the preliminary proxy statement filed by the Company with the SEC on July 27, 2017 failed to disclose material information about the pending merger transaction with CPPIB. Each complaint seeks to enjoin the defendants from proceeding with the stockholder vote on the Company-level merger at the special meeting or consummating the merger transaction unless and until the Company discloses the allegedly omitted information. Each complaint also seeks damages allegedly suffered by the plaintiffs as a result of the asserted omission, as well as related attorneys’ fees and expenses. The defendants believe that all of the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the pending merger transaction or the other transactions contemplated by the Merger Agreement, which may name the Company, Parkway LP, CPPIB, certain affiliates of CPPIB, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the pending merger transaction on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

In addition, we and our subsidiaries may be involved from time to time in various legal proceedings that arise in the ordinary course of our business, including, but not limited to commercial disputes, environmental matters and litigation in connection with transactions including acquisitions and divestitures. We believe that such litigation, claims and administrative proceedings will not have a material adverse impact on our financial position or our results of operations.

Item 1A. Risk Factors

In addition to potential risks and uncertainties discussed in Item 1A-Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2016, we also are subject to the following risks:

The pending merger transaction with CPPIB may not be completed on the terms or timeline currently contemplated or at all.

The completion of the pending merger transaction with CPPIB is subject to certain conditions, including (i) approval by our stockholders; (ii) receipt by CPPIB of an opinion that we will qualify as a REIT under the Internal Revenue Code of 1986, as amended; and (iii) other closing conditions set forth in the Merger Agreement. While it is currently anticipated that the merger transaction will be completed in the fourth quarter of 2017, there can be no assurance that such conditions will be satisfied in a timely manner or at all, or that an effect, event, development or change will not transpire that could delay or prevent these conditions from being satisfied.

If the pending merger transaction with CPPIB is completed, our stockholders will forgo the opportunity to benefit from potential future appreciation in the value of the Company.

If the pending merger transaction with CPPIB is consummated, stockholders will no longer hold interests in the Company and, therefore, will not be entitled to benefit from any potential future appreciation in the value of the Company.  In addition, in the absence of the merger transaction, the Company could have various opportunities to enhance its value, including, but not limited to, entering into a transaction that values the shares of common stock higher than the value provided for in the Merger Agreement.  Therefore, if the merger transaction is completed, stockholders will forgo future appreciation, if any, in the value of the Company and the opportunity to participate in any other potential transactions that may have resulted in a higher price per share than the price to be paid in the merger transaction.

If the pending merger transaction with CPPIB is not consummated by December 31, 2017 (unless extended under certain circumstances), either of us or CPPIB may terminate the Merger Agreement.

We or CPPIB may terminate the Merger Agreement if the pending merger transaction has not been consummated by December 31, 2017, subject to extension to March 29, 2018 if the Company has not held the meeting of stockholders by such time. We or CPPIB also may terminate the Merger Agreement (i) by mutual written consent; (ii) if there is a final and non-appealable order permanently restraining, enjoining or otherwise prohibiting consummation of the merger transaction; (iii) if our stockholders fail to approve the Company-level merger; (iv) if the other party has breached its representations or covenants in a way that prevents satisfaction of a closing condition, subject to a cure period; (v) with respect to us, in order to enter into a superior proposal; or (vi) with respect to CPPIB, if our Board of Directors has made a change in its recommendation to our stockholders that they vote in favor of the Company-level merger.

The pending merger transaction may not be completed, which may adversely affect our business.

If the pending merger transaction with CPPIB is not completed for any reason, the trading price of our common stock may decline to the extent that the market price of the common stock reflects positive market assumptions that the merger will be completed and the related benefits will be realized. We may also be subject to additional risks if the mergers are not completed, including:

•	the requirement in the Merger Agreement that, under certain circumstances, we pay CPPIB a termination fee of $26.4 million or an expense reimbursement amount of up to $10 million;

•
incurring substantial costs related to the merger transaction, such as legal, accounting, financial advisory and integration costs that have already been incurred or will continue to be incurred until closing;

•	reputational harm due to the adverse perception of any failure to successfully complete the merger transaction; and

•
potential disruption to our business and distraction of our workforce and management team to pursue other opportunities that could be beneficial to the Company, in each case without realizing any of the benefits of having the merger transaction completed.

The pendency of the merger transaction with CPPIB could adversely affect our business and operations and may result in the departure of key personnel.

The pendency of the merger transaction with CPPIB could adversely affect our business and operations and may result in the departure of key personnel. In connection with the pending merger transaction, some of our customers may delay or defer decisions or may end their relationships with us, which could negatively affect our revenues, earnings and cash flows, regardless of whether the mergers are completed.  In addition, due to operating restrictions in the Merger Agreement, the Company may be unable, during the pendency of the merger transaction to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions, even if such actions would prove beneficial. Similarly, our current and prospective employees may experience uncertainty about their future roles with us following the merger transaction, which may materially adversely affect our ability to attract and retain key personnel during the pendency of the merger transaction.

The Merger Agreement contains provisions that could discourage a potential competing acquiror of the Company or could result in any competing acquisition proposal being at a lower price than it might otherwise be.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict the Company’s ability to solicit, initiate, knowingly encourage or facilitate any acquisition proposal.  With respect to any written, bona fide acquisition proposal that the Company receives, CPPIB generally has an opportunity to offer to modify the terms of the Merger Agreement in response to such proposal before the Company’s board of directors may withdraw or modify its recommendation to stockholders in response to such acquisition proposal or terminate the Merger Agreement to enter into a definitive agreement with respect to such acquisition proposal.  Upon termination of the Merger Agreement under circumstances relating to an acquisition proposal, the Company may be required to pay a termination fee of $26.4 million to CPPIB.

These provisions could discourage a potential competing acquiror that might have an interest in acquiring all or a significant part of the Company’s business from considering or making a competing acquisition proposal, even if the potential competing acquiror was prepared to pay consideration with a higher per share cash value than that market value proposed to be received or realized in the merger transaction, or might cause a potential competing acquiror to propose to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee and expense reimbursement that may become payable in certain circumstances under the Merger Agreement.

The Chairman of our Board of Directors and our executive officers have interests in seeing the pending merger transaction completed that are different from, or in addition to, those of our other stockholders.

The Chairman of our Board of Directors and our executive officers have interests in the pending merger transaction that are different from other stockholders of the Company. Some of these interests include:

•
At the effective time of the Company merger, each outstanding option (whether vested or unvested) to purchase shares of our common stock under the Company’s 2016 Omnibus Incentive Plan (the “Stock Plan”), including those options held by certain of our executive officers, will automatically be canceled in exchange for the right of the holder to receive a lump sum cash payment equal to the total number of shares of common stock subject to the option immediately prior to the mergers, multiplied by the excess, if any, of $23.05 (the per share transaction consideration) over the exercise price per share of common stock under the option, less applicable withholding taxes.

•
At the effective time of the Company merger, any vesting conditions applicable to each outstanding time-based restricted stock unit (“RSU”) under the Stock Plan, including those RSUs held by our executive officers, will automatically accelerate in full, all restrictions will automatically lapse, and each RSU will automatically be canceled in exchange for the right of the holder to receive a lump sum cash payment equal to the number of shares of common stock subject to the RSU immediately prior to the effective time of the Company merger, multiplied by $19.05 (the per share merger consideration), plus the value of all dividend equivalents with respect to the RSUs (including the special dividend), less applicable withholding taxes.

•
At the effective time of the Company merger, any vesting conditions applicable to each outstanding performance-based restricted stock unit (“PSU”), including those PSUs held by our executive officers, will automatically accelerate based on the greater of deemed achievement of target performance or actual performance (where the applicable performance goals are pro-rated through the Company merger effective time), and all restrictions will automatically lapse, and each PSU will automatically be cancelled in exchange for the right of the holder to receive a lump sum cash payment equal to the number of shares of common stock subject to the PSU immediately prior to the mergers (after taking into account the accelerated vesting described above), multiplied by $19.05 (the per share merger consideration), plus the value of all dividend equivalents with respect to the PSUs (including the special dividend), less applicable withholding taxes.

•
Our executive officers are expected to continue their employment with the Company after the closing of the mergers. Concurrently with the execution of the Merger Agreement, each of our executive officers entered into a letter agreement with CPPIB and the Company dated June 29, 2017, which upon its effectiveness will serve as an amendment (each, an “Amendment”) to the executive officer’s existing Employment Agreement, dated December 12, 2016 (each, an “Employment Agreement”). The Amendments are effective upon the closing of the mergers in accordance with the Merger Agreement and are conditioned upon the occurrence of the closing of the mergers and each executive officer’s continued employment with the Company through the closing of the mergers. Under the Amendments, among other things, upon closing under the Merger Agreement, each executive officer (i) is eligible for a payment equal to the sum of 2.0 (or in the case of Mr. James R. Heistand, 2.9) times the sum of the executive officer’s current base salary and current target bonus, plus a pro-rated target bonus for 2017 equal to the executive officer’s target bonus pro-rated from January 1, 2017 through the date of the closing of the mergers, provided that the executive officer remains employed by the Company through the date immediately preceding the date of the closing under the Merger Agreement and (ii) has waived the right to terminate employment for “good reason” as a result of the mergers or the Amendment. It is expected that Management will re-invest in the acquisition vehicle an amount equal to the lesser of 1% of the equity interests in the acquisition vehicle and $8 million after the closing of the mergers.

•
Pursuant to an existing agreement with James A. Thomas, the Chairman of our Board of Directors, we are obligated to use commercially reasonable efforts to cause CPPIB to offer Mr. Thomas and certain of his affiliates (x) the opportunity to receive, in exchange for their partnership units in Parkway LP, a preferred equity interest in Parkway LP as the surviving entity in the partnership merger (i) with a liquidation preference over the common equity interest equal to the cash Mr. Thomas and certain of his affiliates otherwise would have received had they exchanged their partnership units in Parkway LP for shares of Parkway’s common stock immediately prior to the mergers, and (ii) a market dividend (provided that in any event, a dividend rate of at least 5% is deemed satisfactory regardless of market conditions) and (y) the opportunity to provide a debt guarantee or enter into a contribution agreement comparable to certain arrangements currently in force for the remainder of a five-year period beginning on October 13, 2016.

•
Mr. Thomas and certain of his affiliates, and each of our executive officers, are limited partners of Parkway LP. Accordingly, in connection with the mergers, they will receive the same consideration for each of their partnership units as the other common unitholders in Parkway LP, which consists of the per unit special dividend of $4.00 that we have agreed to pay, and in addition to the special dividend, per unit merger consideration in cash equal to the per share merger consideration, without interest, except that each such outside limited partner may elect, in lieu of the cash per unit merger consideration, to have such holder’s common units of limited partnership interest exchanged into an equal number of new partnership preferred units in the surviving partnership.

An adverse judgment in one or more lawsuits challenging the pending merger transaction with CPPIB may prevent the transaction from becoming effective or from becoming effective within the expected timeframe.

The Company and the members of our board of directors have been named as defendants in two purported federal securities class actions purportedly brought on behalf of all holders of the Company's common stock challenging the pending merger transaction with CPPIB. Each lawsuit generally seeks, among other things, to enjoin the defendants from proceeding with the stockholder vote on the Company-level merger at the special meeting or consummating the merger transaction unless and until the Company discloses the allegedly omitted information. Each complaint also seeks damages allegedly suffered by the plaintiffs as a result of the asserted omission, as well as related attorneys’ fees and expenses. The defendants believe that all of the allegations against them lack merit and intend to defend against the lawsuits vigorously.

Stockholders may file additional lawsuits challenging the pending merger transaction or the other transactions contemplated by the Merger Agreement, which may name the Company, members of the board of directors or others as defendants. No assurance can be made as to the outcome of such lawsuits or the lawsuits described above, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the pending merger transaction on the agreed-upon terms, such an injunction may delay the completion of the transaction in the expected timeframe, or may prevent the transaction from being completed altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and diverts management’s attention and resources, which could adversely affect the operation of our business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

None.

Purchase of Equity Securities by the Issuer

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit No.	Exhibit Description
2.1
Agreement and Plan of Merger, dated as of June 29, 2017, among Parkway, Inc., Parkway Properties LP, Real Estate Houston US Trust, Real Estate Houston US LLC and Real Estate Houston US LP (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed on July 3, 2017).

2.2
Omnibus Contribution and Partial Interest Assignment Agreement, dated February 17, 2017, by and among Parkway Operating Partnership LP, certain subsidiaries thereof, CPPIB US RE-A, Inc., and Permian Investor LP (incorporated by reference to Exhibit 2.1 to the Company's Form 8-K filed on February 22, 2017).

2.3
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

10.2
Loan Agreement dated as of April 17, 2017, between Goldman Sachs Mortgage Company, as Lender, and GWP North Richmond, LLC, GWP Eight Twelve, LLC, GWP West, LLC, GWP Richmond Avenue, LLC, GWP Central Plant, LLC, GWP Nine, LLC, GWP Edloe Parking, LLC, GWP ONE, LLC, GWP TWO, LLC, GWP East, LLC and GWP 3800 Buffalo Speedway, LLC (incorporated by reference to Exhibit 10.2 to the Company's Form 10-Q filed on May 8, 2017).

10.3
Guaranty, dated as of April 17, 2017, by Parkway Operating Partnership LP in favor of Goldman Sachs Mortgage Company (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on April 20, 2017).

10.4	Parkway, Inc. 2017 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on May 23, 2017).
10.5
Letter Agreement, dated June 29, 2017, by and among Canada Pension Plan Investment Board, Parkway, Inc. and James R. Heistand (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on July 3, 2017).

10.6
Letter Agreement, dated June 29, 2017, by and among Canada Pension Plan Investment Board, Parkway, Inc. and M. Jayson Lipsey (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed on July 3, 2017).

10.7
Letter Agreement, dated June 29, 2017, by and among Canada Pension Plan Investment Board, Parkway, Inc. and Scott E. Francis (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed on July 3, 2017).

10.8
Letter Agreement, dated June 29, 2017, by and among Canada Pension Plan Investment Board, Parkway, Inc. and Jason A. Bates (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed on July 3, 2017).

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
101**
The following materials from Parkway, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) consolidated balance sheets of Parkway, Inc., (ii) consolidated statements of operations of Parkway, Inc., (iii) consolidated statement of changes in equity of Parkway, Inc., (iv) consolidated statement of cash flows of Parkway, Inc., (v) the notes to the consolidated financial statements of Parkway, Inc., (vi) combined statements of operations for each of Parkway Houston and Cousins Houston, (vii) combined statement of cash flows for each of Parkway Houston and Cousins Houston, and (viii) notes to the combined financial statements of each of Parkway Houston and Cousins Houston.

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

DATE:  August 11, 2017                    PARKWAY, INC.

BY: /s/ Scott E. Francis
Scott E. Francis
Executive Vice President, Chief Financial Officer and Chief Accounting Officer